Form 10-K
period 1996-04-30
ORTEL CORP/DE/
filed 1996-07-29
CIK 928878

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     FOR THE FISCAL YEAR ENDED APRIL 30, 1996

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM_____________________TO____________________


                               ORTEL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                          0-22598               95-3494360
(STATE OR OTHER JURISDICTION        (COMMISSION FILE NO.)    (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

2015 WEST CHESTNUT STREET, ALHAMBRA, CALIFORNIA                  91803-1542
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 281-3636
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE

                               (TITLE OF CLASS)
                            ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]         No  [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1996 was $168 million based on the closing sales price of such stock on such date.

[_] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The number of shares outstanding of the registrant's common stock, as of June 30, 1996 was 11,426,560.

                            ----------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders to be held on September 27, 1996 are incorporated by this reference into Part III as set forth herein.

================================================================================

                                TOTAL PAGES 44
                           EXHIBIT INDEX ON PAGE 41

                                    PART I

ITEM 1.  BUSINESS

     Ortel Corporation ("Ortel" or the "Company") pioneered the development of "linear fiberoptic" technology that enables the transmission of a wide variety of digital, digitally compressed or analog information via radio frequency ("RF") signals on fiberoptic cable. By utilizing this technology, users do not need to convert RF signals into a digital format or transform them to individual channels at low frequencies. The Company's linear fiberoptic technology has contributed to the development of a network architecture called "hybrid fiber/coax," combining the best features of fiberoptics and coaxial cable. Today, linear fiberoptics enables CATV system operators to transform their traditional one-way, video-only systems to interactive, two-way, video, voice and data delivery systems and provides telephone companies with the means to cost-effectively transform their traditional telephone networks to deliver interactive video and data services. Revenues from the sale of products for these broadband applications accounted for approximately 72% of the Company's total revenues in fiscal year 1996.

     Other applications that use this technology are satellite earth stations, cellular and personal communications (PCS) networks and certain government communication projects all of which capitalize on the inherent ability of this technology to enable longer transmission distances, improved signal quality, higher bandwidth, immunity to interfering signals and operating cost savings as compared to most other solutions. As a result of the acquisition of Avitec AB in Sweden, the Company has also positioned itself as a leading supplier of repeaters which enhance the coverage of wireless base stations for cellular, PCS and other wireless services. Revenues from the sale of products for these applications accounted for approximately 28% of the Company's total revenues in fiscal 1996.

HISTORY

     The Company was incorporated in April 1980 under the laws of California and was reincorporated in October 1994 under the laws of Delaware concurrent with the Company's initial public offering. For the first several years, the Company focused on the application of its semiconductor laser technology primarily for high-speed government applications. In 1987, the Company was the first to demonstrate that amplitude modulated CATV signals could be cost-effectively transmitted over fiber. This demonstration led to an effort to commercialize the technology for CATV applications culminating with initial volume shipment of products for this purpose in fiscal 1990. In May 1993, Ortel introduced the industry's first "digital ready" laser for interactive services, which carries multi-channel video and digitally modulated RF signals at frequencies up to 750 MHz.

     Concurrent with the development of its linear fiberoptic technology for CATV applications, the Company also developed a transmitter-receiver link which could be sold to OEMs and used for the transmission of RF signals between a cellular base station and a fiber-fed repeater or fiberoptic microcell. This provided cellular operators the means to extend the coverage of a base station or enhance the capacity of a given calling area. The acquisition of Avitec AB of Sweden in March 1996 was a logical extension to the products already being sold for these applications and gave the Company the means to build a complete line of repeater products or fiberoptic microcells for both OEMs and end-users.

The Company's principal executive offices are located at 2015 West Chestnut Street, Alhambra, California 91803-1542. Its telephone number is (818) 281-3636.

GENERAL

Industry Background

     Many communications systems use RF signals to transmit voice, data and video. An important feature of RF signals is that they can "carry" both analog and digitized electronic information. RF signals transmitted through free space have been used in radio and television broadcasting, satellite communications, cellular telephone and other "wireless" communications systems. Such systems also have used coaxial cables or specially designed hollow metal pipes ("waveguides") to distribute RF signals between ground based facilities. CATV, which grew out of traditional television broadcasting, also has used coaxial cable to carry RF signals both between antennas and "headends" and from "headends" to the home.

     When RF signals are transmitted through coaxial cables or waveguides, signal strength and quality deteriorates as transmission distance increases. To compensate for these effects, system designers have had to either (i) use other compensating RF equipment, such as amplifiers and equalizers, or (ii) limit the distance between various pieces of RF equipment. Amplifiers and equalizers introduce cost, reliability and performance limitations to the overall system design. Limiting the transmission distance has placed restrictions on the range and flexibility of the overall system design. In addition, coaxial cable and waveguides have often been heavy, inflexible and difficult to install.

     Broadband RF Communications. CATV networks have relied on a "tree and branch" coaxial cable network, with multiple cascaded amplifiers to overcome the signal deterioration, to distribute television signals to subscribers. This "tree and branch" architecture evolved as the only cost-effective cable network for CATV systems. The range of CATV networks has been limited because only a certain number of amplifiers can be cascaded without degrading the signal unacceptably. To reach more distant subscribers, new transmission control facilities ("headends") had to be built, or "super-trunk" lines had to be installed, to convey a high quality signal deep into the network. As the number of CATV channels multiplied, requiring increased system bandwidth and additional amplifiers, CATV operators were faced with expensive re-builds of their systems to provide increased channel capacity.

     At the same time, the growth of video and data communications and developments in digital compression have driven the communications industry to seek effective ways to integrate interactive video and data services with traditional communication networks. This emphasis on interactive multimedia services has placed increased demands on communications networks to deliver broadband RF two-way communications services, which in turn has required significantly higher bandwidth than has been used in the past. Historical efforts by telephone companies to achieve this integration focused on non-RF digital technology, but no network designs incorporating such technology have been widely adopted. CATV networks offered a potential solution to providing higher bandwidth services, but they have been incapable of providing two-way services because of the limitations of traditional CATV tree and branch networks. Accordingly, there has been a growing need for products that would convey a high quality signal deep into CATV networks, provide higher bandwidth and deliver broadband two-way communications services on traditional CATV networks.

     Wireless Communications. Dramatic changes have also taken place in mobile communications, primarily cellular telephones, paging systems and two-way radio. Cellular telephone systems have used RF signals to transmit telephone conversations, using traditional analog or new digital formats, between mobile users via fixed "base stations." Each base station has generally served a single "cell," a geographical area inside of which mobile users can communicate with the same antenna. The availability and popularity of cellular phones has created increased demands on cell capacity in order to serve wireless users in congested locations such as freeway interchanges, office buildings, airports and shopping malls. As the number of telephone calls has grown, more cells and antennas have had to be added to the network, requiring new base stations and new equipment. In addition, the growth of wireless PBX systems has required more complete cellular coverage inside buildings.

     Cellular and PCS telephone systems operators must generate and distribute RF signals throughout their network. Generally, it has not been cost-effective to transmit cellular radio signals over coaxial cable from an existing base station to remote antennas. In addition, in some locations shadow areas can occur if the signal from the antenna is blocked by buildings, hills or other obstacles resulting in incomplete coverage. Because PCS operators are faced with additional coverage problems associated with the loss of signal strength at PCS frequencies (2 GHz) compared to cellular frequencies, management believes repeaters will play an important role in providing a cost-effective solution for deploying these networks. For in-building distribution of RF signals, amplifiers may be required to overcome the signal loss through coaxial cables. Accordingly, there has been a growing need for products that can cost-effectively provide a direct transmission path for RF signals between existing base stations and remote antennas, between base stations and shadow areas and for RF signal distribution inside buildings.

     Satellite Communications. Using RF signals, satellite communication networks link earth stations through a communications satellite. Satellite earth stations have traditionally relied upon coaxial cable and waveguides to distribute RF satellite signals between antennas and nearby control rooms. The distance between the antenna and control room has been limited by the deterioration of signal strength using coaxial cables and waveguides. Waveguides, and to a lesser extent coaxial cable, have been designed for specific frequency bands, which have restricted their use when the earth station is upgraded to new frequency bands. Users of satellite services have had to access remote satellite antennas through costly leased communication lines or microwave links because earth stations are often located in remote areas. Accordingly, there has been a growing need for products that would cost-effectively transmit RF satellite signals over longer distances.

     The Dilemma. Fiber optics offered a potential solution to the limitations associated with the transmission of RF signals over coaxial cable and waveguides. Fiberoptic cables transmit optical signals (i.e., information represented as light energy) through ultra-pure strands of glass. Compared to coaxial and waveguide cables, fiberoptic cables provide significant performance advantages, including (i) longer transmission distance, (ii) greater signal capacity (e.g., higher bandwidth), (iii) reduced cable size and weight and (iv) invulnerability to interference from external electronic signals.

     Optical signals are often generated by semiconductor lasers. Historically, these signals were generated by switching the laser "on" or "off," creating binary pulses of light. As a result, fiberoptics technology was used in digital systems, which respond to whether the signal is "on" or "off." These binary, "on/off" signals are called pulse code modulated ("PCM") signals and are the basis of PCM digital communications technology. In the last decade, fiberoptic technology has been widely commercialized for these non-RF digital signals, and has made a significant impact on transmission distance, signal quality and cost in the fields of data communications and digital telephone networks.

     In spite of these advances, there had been no widespread adoption of fiber optics in broadband RF, cellular and wireless and satellite communication systems. The fiberoptic technology designed for "on/off" operation could not reproduce all of the RF signals used in these communications systems. To be used with RF signals, lasers had to reproduce the exact wave form of the original signal at every instant in time ("linear" operation) and at sufficiently high frequencies and light output power. These and other technical limitations presented a dilemma to proponents of fiberoptic transmission in broadband RF, cellular and wireless and satellite communication systems.

The Ortel Solution

     Ortel pioneered the development of linear fiberoptic technology, which enables the cost-effective transmission of RF signals on fiberoptic cable. The compelling benefits of fiber optics in RF systems include longer transmission distance, improved signal quality, higher bandwidth and immunity to interfering signals.

     Unlike traditional "on/off" digital lasers, Ortel's proprietary linear lasers proportionally modulate the intensity of the light signal with the RF signal. These variations in light signal are detected at the other end of the fiberoptic cable by Ortel's proprietary photodiodes and converted into RF signals. By proportionally modulating the intensity of the light signal, the Company's linear fiberoptic technology enables the transmission of RF signals over fiberoptic cables, carrying a wide variety of digital, digitally compressed and analog information.

     Broadband RF Communications. In mid-1987, the Company was the first to demonstrate that amplitude modulated CATV signals could be cost-effectively transmitted over fiber. The Company's linear fiberoptic technology for CATV systems has contributed to the development of a new network architecture, combining the best features of fiber optics and coaxial cable. This new architecture, called "hybrid fiber/coax," enables the use of "star-bus" networks rather than traditional "tree and branch" coaxial networks. Hybrid fiber/coax is expected to contribute significantly to the development of broadband communications services, including interactive multimedia. The benefits of the Company's broadband products include:

     . Interactive services. Unlike traditional tree and branch coaxial networks, star-bus networks using hybrid fiber/coax can support two-way services, such as video on demand, home shopping, interactive games and telecommuting.

     . Higher performance. CATV networks using hybrid fiber/coax eliminate the need for lengthy cascades of amplifiers by bringing the headend signal to within a few thousand feet of the home. This results in improved signal quality, higher bandwidth and allows cable television operators to increase the number of channels offered.

     . Use of existing infrastructure. Ortel's linear fiberoptic technology allows the CATV industry to use the "last mile" of the existing coaxial cable infrastructure connecting the network to individual homes, thereby reducing the investment required to upgrade the network.

     . Scalability. The use of the Company's products in hybrid fiber/coax networks allows network operators to expand channel capacity by segmenting these networks such that fewer homes are served by any one laser. In addition, because "digital switching" occurs at one end of the network rather than in the "field," these networks may more easily be upgraded in a cost-effective manner in the future.

     . Transparency to subscribers. The Company's products enable subscribers to continue using their existing television sets and set-top converters, because the CATV signals are transmitted in standard technical formats.

     . Reduced maintenance. Network reliability is increased and operating costs are reduced as a result of a simplified network layout and fewer cascaded amplifiers requiring field service.

     Wireless Communications. Ortel's linear fiberoptic products expand the capacity and increase the flexibility of cellular and PCS networks by providing a direct transmission path for RF signals between existing base stations and remote antennas and for RF signal distribution inside buildings. The benefits of the Company's products include:

     . Reduced real estate costs. The Company's products allow the consolidation of signal generating equipment at the base station rather than at a remote antenna site. This usually eliminates the need to purchase or lease real estate at the remote site.

     . More efficient network operation. Optimal operation of cellular telephone networks requires careful planning of RF frequencies and channel assignment over a wide geographical region. Consolidating equipment at the base station to generate RF channel frequencies allows operators to dynamically allocate channel frequencies to remote antennas.

     . Cost-effective buildout of new networks. Repeater products and fiberoptic microcells can reduce the infrastructure cost to deploy new PCS networks which must overcome the loss of signal strength at higher frequencies.

     . Reduced installation and maintenance costs. The use of fiberoptic cable for RF signal distribution inside buildings eliminates the need to use amplifiers, which simplifies the design and installation procedures and reduces maintenance costs.

     Satellite Communications. The Company's products enable interconnection of antennas, control rooms and remote users through fiberoptic cable, permitting the replacement of coaxial cable and waveguides in earth stations and multiple leased lines between remote users and earth stations. The benefits of the Company's products include:

     . Reduced installation costs. The Company's linear fiberoptic products often reduce real estate and installation costs by eliminating the need for additional land and buildings at new antennas and lengthy runs of coaxial cable or waveguides.

     . Reduced operating costs. Ortel's products permit centralization of operating and monitoring equipment in a single control room serving multiple antennas, resulting in lower equipment and personnel operating costs.

     . Reduced access costs. Ortel's products transmit up to twelve satellite channels over a single fiberoptic cable, eliminating the need for multiple leased lines and reducing access costs for remote users.

Products

     Ortel's product line consists of packaged lasers and photodiodes coupled to optical fiber ("modules"), transmitters and receivers incorporating modules and other circuits ("sub-systems"), and transmitters and receivers in modular rack-mount chassis designs ("links"). The Company offers this range of products to meet the specific requirements of various OEM manufacturers and system integrators that serve the communications market. For example, because of the unique circuit design challenges of RF circuits, many of Ortel's customers rely on Ortel to integrate the laser package and the RF circuit into a transmitter sub-system with a higher level of integration than a simple packaged laser. Ortel has developed a variety of such sub-systems, standard and custom, for various end-user applications. Ortel's vertically integrated manufacturing operations permit the Company to optimize the physical and electrical interface with its customers' circuit, product and system designs.

     Broadband RF Communications. Ortel is a leading supplier of fiberoptic transmitter sub-systems and receiver modules for use in broadband RF communications systems. Ortel's products meet the various frequency requirements of CATV and telephone networks in the United States and abroad. Sales of transmitter products and receiver products for use in broadband RF (including CATV and telephone) networks accounted for approximately 72%, 78% and 67% of the Company's revenues in fiscal years 1996, 1995 and 1994, respectively.

     A substantial majority of the Company's customers for its broadband products purchase custom products. The following table lists certain of the Company's current standard products for the broadband RF communications market. The table shows the date a particular product line was first introduced as well as the date of introduction of the most recent version of that product.


                                         BROADBAND RF COMMUNICATIONS
- - ------------------------------------------------------------------------------------------------------------------
                                                                                        FIRST            LATEST
                         RF              NUMBER OF                                     VERSION          VERSION
DESCRIPTION            FREQUENCY         CHANNELS               WHERE USED             INTRODUCED       INTRODUCED
- - ------------------------------------------------------------------------------------------------------------------
DFB Laser               40-750             500                CATV headend or           August            May
Transmitter              MHz           (analog+digital)       telephone central          1990             1996
                                                                 office

DFB Laser               40-860              60                CATV headend               July             July
Transmitter              MHz              (analog)                                       1992             1993
(International)

OEM Sytem               40-860             500                CATV headend or           September        September
Transmitter              MHz           (analog + digital)     telephone central           1995             1995
                                                                  office

DFB Return             5-200 MHz       Set by modulation      CATV optical                June             June
Path Laser                                   format               node                    1996             1996

Photodiode              40-600             Set by             CATV optical               January            July
Receiver                 MHz             transmitter           receiver or                1989              1994
                                                              telephone ONU

Photodiode              40-860             Set by             CATV optical               August             July
Receiver                 MHz             transmitter            receiver                  1989              1994
(International)

     In addition to the products described above, the Company has announced several products which will become available during calendar 1996. A number of these new products are based on a technology known as external modulation and are designed to interconnect CATV headends. These products include a 1550nm transmitter and receiver and an erbium-doped fiber amplifer (EDFA). The Company has also announced a new return path laser to be available during 1996 for transmitting return path signals from the home to the CATV headend.

     Wireless Communications. Ortel has developed a line of complementary products designed to be integrated by cellular and wireless system manufacturers into equipment cabinets and specialized outdoor RF repeaters. Ortel introduced a transmitter for single-fiber links to microcells and a high dynamic range transmitter for microcells with heavy traffic loading. Ortel also designs and manufactures fiberoptic terminal equipment operating at Personal Communications Networks ("PCN") and Personal Communications Services ("PCS") frequencies.

     A new fiberoptic antenna system was introduced during fiscal 1995. This new system uses small, smoke-detector size devices which are connected to a central distribution hub that connects to the outside cellular system, but allows calls to be placed through a Company's PBX telephone switch. This product is currently in the process of qualification by several equipment manufacturers and cellular operators.

     A majority of the Company's customers for its wireless product purchase custom products. The following table lists certain of the Company's current standard products for the wireless communications markets. The table shows the date a particular product line was first introduced as well as the date of introduction of the most recent version of that product.In addition to the products shown, the Company has announced the following products will be available in 1996: Low and high power repeaters with RF frequency of 1850-1990 MHz with 16 and 8 channels, respectively, and fiber optic microcells with RF frequency of 1850-1990 MHz and channels all for remote off-air feed from base stations. In addition to the products shown, the Company has announced the following products will be available in 1996: high power repeaters at 1850-1990 MHz which will provide an area of coverage comparable to a base station and fiber optic microcells at 1850-1990 MHz for remote off-air feed from base stations.

                                            WIRELESS COMMUNICATIONS
- - -----------------------------------------------------------------------------------------------------------
                                                                                  FIRST           LATEST
                                      NUMBER OF                                  VERSION          VERSION
    DESCRIPTION       RF FREQUENCY    CHANNELS          WHERE USED              INTRODUCED      INTRODUCED
- - -----------------------------------------------------------------------------------------------------------
     DFB Laser        800-1,000 MHz      96       Cellular base station           August           April
    Transmitter                                    for analog, digital             1992            1994
    Photodiode                                        and dual-mode
     Receiver                                       microcell antenna
- - -----------------------------------------------------------------------------------------------------------
     DFB Laser        800-1,000 MHz      96       Cellular base station            April            April
    Transmitter                                    for analog, digital             1994             1994
   for WDM Links                                      and dual-mode
                                                    microcell antennas
                                                     for single fiber
                                                        solutions
- - -----------------------------------------------------------------------------------------------------------
High Dynamic Range      824-849 MHz     165       Analog, digital and              April            April
 DFB Transmitter                                  dual mode microcells             1994             1994
                                                   with heavy traffic
                                                        loading
- - -----------------------------------------------------------------------------------------------------------
     DFB Laser          1.7-2.2 GHz      96             Personal                   April            April
  Transmitter and                                    communications                1994             1994
Photodiode Receiver                                     networks
- - -----------------------------------------------------------------------------------------------------------
     DFB Laser          1.7-2.2 GHz      96       PCN links for single             April            April
  Transmitter for                                   fiber solutions                1994             1994
      Links
- - -----------------------------------------------------------------------------------------------------------
Fiberoptic Antenna      800-960 MHz      48       In-building cellular            February        February
      System                                        and wireless PBX                1995            1995
- - -----------------------------------------------------------------------------------------------------------
Fiberoptic Antenna    1850-1990 MHz      48       In-building cellular            September       September
      System                                        and wireless PBX                1995            1995
- - -----------------------------------------------------------------------------------------------------------
Low Power Repeater      1.7-2.2 GHz     8-16      Remote off-air feed              October         November
                                                   from base sation                 1994             1995
- - -----------------------------------------------------------------------------------------------------------
     Repeaters           75-960 MHz     Various   Remote off-air feed               1986            1995
                                                   from main RF source
- - -----------------------------------------------------------------------------------------------------------

     Satellite Communications. Ortel has developed complete rack mounted transmission equipment for standard earth station designs. Ortel's products are used with both receive-only antennas and transmit-and-receive antennas by the originators of television programming and by major international telecommunications organizations. In October 1993, Ortel announced its System 8000 product line, which enables operators of major satellite communication earth stations in the Intelsat and Inmarsat networks to transmit all inter-facility signals for standard satellite frequency bands between the control room and antennas over fiberoptic cable.

     The following table lists certain of the Company's current products for the satellite communications market. The table shows the date a particular product line was first introduced as well as the date of introduction of the most recent version of that product.



                                             SATELLITE COMMUNICATIONS
- - -------------------------------------------------------------------------------------------------------------
                                                                                       FIRST        LATEST
                                                   NUMBER OF                          VERSION       VERSION
DESCRIPTION                    RF FREQUENCY        CHANNELS          WHERE USED      INTRODUCED    INTRODUCED
- - -------------------------------------------------------------------------------------------------------------
   Fiberoptic                     70 MHz            1 transponder      Satellite      November     September
Transmission Link                140 MHz                              earth station     1993         1994
                                                                        VSAT hub
- - -------------------------------------------------------------------------------------------------------------
   Fiberoptic                  950-2,050 MHz       12 transponders     Teleport       November        May
Transmission Link                                                    TV broadcast       1990          1996
                                                                     CATV headend
- - -------------------------------------------------------------------------------------------------------------
   Fiberoptic                    3.6-4.2 GHz       12 transponders     Satellite      November       March
Transmission Link                5.8-6.5 GHz                         earth station      1993          1995
                              10.95-12.75 GHz                         TV broadcast
                               14.0-14.5 GHz
- - -------------------------------------------------------------------------------------------------------------

TECHNOLOGY

     Ortel's leadership in delivering linear fiberoptic products for RF signal transmission is based upon its expertise in a number of key technologies. These include:

     Advanced laser and photodiode semiconductor technology. Each of the Company's high performance product lines is built with proprietary laser and photodiode semiconductor devices that are designed and fabricated by Ortel using epitaxial wafer fabrication processes. In an epitaxial wafer fabrication process, one semiconductor material is grown in crystal layers over the surface of another. The design and testing of these chips has been optimized to produce devices with high output power and linear operation for RF signal transmission. Ortel's devices are based on Indium Phosphide and Gallium Arsenide based compound semiconductor technology. The majority of the Company's laser-based products use Distributed Feedback ("DFB") lasers and "PIN" photodiodes. "Distributed Feedback" is a technique used to create semiconductor lasers with a single optical output wavelength. To produce DFB lasers and PIN photodiodes, Ortel has established wafer fabrication capabilities for epitaxial layer growth and the formation of individual laser and photodiode devices within these epitaxial layers.

     Opto-electronic device design. Ortel has developed linear laser designs by optimizing key design parameters including laser chip efficiency, modulation bandwidth and the interaction between light and the distributed feedback laser structure. With Ortel's proprietary linear lasers, the intensity of the light signal is modulated proportionally by variations in electrical current to create an exact optical counterpart of the RF signal. The resulting modulated optical signal is transmitted to the receiving end of the fiberoptic cable and detected with an Ortel proprietary photodetector that converts the modulated optical signal to an electrical current. Because of the exact proportionality between the light intensity from the laser and the value of the RF signal, the Company's technology creates an effective fiberoptic transmission path for RF signals.

     Microelectronic packaging. Packaging is a critical aspect of linear fiberoptic product performance. Every laser and photodiode package is hermetically sealed and provides for the electrical connection from an RF circuit to the device and the efficient transfer of light between the device and an optical fiber. Ortel has designed a patented miniature "optical bench" consisting of a laser chip, various optical components to capture and focus the light and an arrangement to hold the optical fiber rigidly fixed in place within a tolerance of less than one-millionth of a meter (one micron). This optical bench is integrated inside the package with an RF electrical interface and is used in several of the Company's laser products.

    RF Electronics

     RF predistortion. Predistortion is a technique in which the performance of linear devices can be considerably improved by pre-conditioning signals in such a way as to negate predictable deviations from ideal performance. Management believes that Ortel was the first company to make commercially available broadband RF predistortion circuits for semiconductor lasers. Ortel's patented predistorter design, which provides critical performance advantages in Ortel's laser-based products for CATV applications, uses two independent circuits to cancel distortion and relies on fundamental carrier suppression, a technique in which distortion signals are isolated so that they can be amplified, filtered and controlled to exactly counteract the residual distortion in the DFB laser. Ortel's vertically integrated manufacturing operations allow for close interplay between the laser device characteristics and the optimal design of the predistortion circuit.

     Repeaters. In acquiring Avitec AB of Sweden, the Company has added important new technical capabilities with respect to using RF electronic techniques to extend the reach of a wireless base station. Unlike the early repeaters used in cellular networks, Avitec's products are channel selective, controlling the portion of the signal to be amplified in order to improve signal strength. In addition, operating management software has been developed by Avitec to provide the wireless operator with the means of monitoring the use and performance of the repeater. The acquisition also brings the capability of providing turnkey project management with respect to providing wireless signals inside tunnels, subways, and other similar public venues.

RESEARCH AND PRODUCT DEVELOPMENT

  The market for linear fiber optics is subject to rapid technological change and new product introductions. Management believes that the Company's strength in the marketplace will depend in part on its ability to continue to design and manufacture high performance products and enhancements that maintain technological competitiveness for its customers.

  Ortel's research and product development strategy emphasizes continuing evaluation of emerging trends and technical challenges in communications technologies and standards in order to identify new markets and product opportunities. The Company believes that its success is due in part to its ability to maintain sophisticated technology research programs while simultaneously focusing on practical applications and its customers' strategic needs. To achieve this, engineers work closely with key customers and network designers to understand the relationships between system design and Ortel's product performance.

  In order to facilitate the timely introduction of new and enhanced products, the Company has increased the size of its research and product development department from 68 employees at the end of fiscal 1995 to 99 employees at the end of fiscal 1996. The Company also engages outside consultants to assist in its product development efforts. The Company's management believes that substantial investment in research and product development is important for the Company to maintain its leadership position in the industry and, therefore, intends to increase its spending for research and development in subsequent fiscal years primarily by adding experienced engineers in the area of fiberoptic technology, RF circuits, mechanical design and digital interface design. In fiscal years 1996, 1995 and 1994, research and development expenses were approximately $8.9 million, $6.3 million, and $4.4 million, respectively.

  From time to time, the Company enters into select contract research and development programs. The Company's strategy is to choose those research and development programs that supplement established research and development efforts within the Company. The Company typically retains rights to the technology developed under such contracts. Revenues from such contracts, which were $1,753,000, $1,055,000, and $679,000 in fiscal years 1996, 1995 and 1994, respectively, are netted against research and development expenses.

MARKETING AND SALES

  Ortel markets and sells its products worldwide to OEM manufacturers and system integrators that serve the broadband, wireless and satellite communications sectors. In the United States, the Company maintains its own sales force, which currently includes nine sales engineers at the Company headquarters, one in Atlanta, Georgia, one in Princeton, New Jersey, one in Philadelphia, Pennsylvania. Internationally, Ortel has 18 distributors in

Europe, Latin America, South Africa, Asia and the Pacific Rim. The Company's distributor agreements generally have an initial one-year term and renewable 90 day terms thereafter. International distributors are responsible for selling and promoting certain of Ortel's products exclusively within their respective territories. Ortel also supplies sales and applications support, product literature and training to its distributors. Also, the Company sells its products through three majority-owned subsidiaries, Avitec AB in Sweden, Ortel SARL in France and Ortel Vertriebs GmbH in Germany.

  The typical sales cycle for Ortel's products requires a substantial investment of time and effort. Initial leads are investigated to determine if the customer's needs can be met. Engineering and applications support is usually required during this stage. Often, a lengthy product evaluation phase follows, which may lead to the necessity to modification of the physical or electrical specifications of the product. Ortel's policy is to perform such modifications for large OEM customers. Finally, negotiations regarding volume, delivery and price take place. Since customer adoption of the Ortel product architecture is often a major decision for the customer, Ortel's senior management are actively involved in the sales process.

  Approximately 72%, 78% and 69% of the Company's revenues in fiscal years 1996, 1995 and 1994, respectively, came from worldwide sales of its broadband products for use primarily by CATV operators. Demand for the Company's broadband products depends to a large extent upon capital spending by CATV operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by CATV operators and therefore, the Company's sales and profitability, are dependent on a variety of factors, including access by CATV operators to financing, demand for their cable services, availability of alternative video delivery technologies (such as Direct Broadcast Satellite), government regulation of cable operators and general economic conditions.

  Sales to customers outside of the United States represented 32%, 25%, and 30% of the Company's revenues in fiscal years 1996, 1995 and 1994, respectively.

CUSTOMERS

  Ortel's largest customer is the GI Communication Division of GIC. In fiscal year 1996, Ortel shipped $19.8 million of broadband products to GIC. Until March 1994, Ortel sold CATV transmission products for use in the United States and Canada exclusively to GIC. This relationship was based in part on a development agreement pursuant to which GIC provided certain financial and systems support for the development of Ortel's original DFB laser product for cable television systems. While the Company has enjoyed a long-term relationship with this customer, there can be no assurance that GIC will not secure a second source or continue buying products from the Company. Approximately 34%, 48%, and 44% of the Company's revenues in fiscal years 1996, 1995 and 1994, respectively, were derived from sales to GIC of products for use by CATV operators. Since March 1994, Ortel has shipped broadband DFB laser-based CATV products to other OEMs in the United States. Sales of broadband products to customers other than GIC represented 37%, 30% and 24% of total revenues in fiscal years 1996, 1995, and 1994, respectively.

  Approximately 20%, 19% and 17% of the Company's revenues in fiscal years 1996, 1995 and 1994, respectively, were derived from sales of products to the Company's next four largest customers.

  Ortel has also signed OEM agreements with several other customers for the supply of its linear fiberoptic products. In return for entering into these agreements, Ortel offers OEMs volume price discounts, based on both committed delivery schedules as well as targeted delivery volumes over 12 month periods. The Company's standard OEM agreement also includes a 12 month warranty on Ortel's products. None of these contracts individually is currently material to the Company's results of operations, and the Company currently is not significantly dependent upon any such individual OEM agreement.

MANUFACTURING AND SUPPLIERS

  Ortel's manufacturing operations are currently located at the Company's headquarters in Alhambra, California. The Company's manufacturing is vertically integrated and consists of wafer fabrication, chip processing, device packaging, hybrid microelectronic packaging, printed circuit board testing and final assembly and test.

  Many of the key processes used in Ortel's products are proprietary. Consequently, many of the key components of Ortel's products are designed and produced internally. The Company's internal wafer fabrication facility is the sole source with respect to producing semiconductor lasers for use in its transmitter products. The loss or reduction in output of this source would severely impact the Company's financial performance.

  Outside contractors are used to supply standard components and to assemble printed circuit boards. The Company sources certain components from single vendors or from international vendors. In such cases, the Company's policy is to maintain a safety stock to help minimize any disruption if the Company needs or determines to shift to an alternative vendor. Currently, the only components that the Company purchases from sole suppliers for which alternative sources are not available are an optical component manufactured by Corning Incorporated, used in the Company's transmitters, and a MMIC amplifier manufactured by Texas Instruments, used in certain of the Company's satellite communications products.

  The Company assembles all of its products. Relevant assembly processes include die attach, wirebond, substrate attachment and fiber coupling. Ortel also conducts tests throughout its manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. Ortel performs final product tests on 100% of its products prior to shipment to customers. Based on customer requirements, the Company also conducts environmental testing before shipping certain of its products.

COMPETITION

  The growth of broadband RF networks for CATV and telephone systems has created a highly competitive marketplace for linear fiberoptic products. The Company faces current or potential competition from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) suppliers of external modulation products (although this technology does not typically compete with the Company's products) and (iv) suppliers of alternative network technology.

  Currently, the Company's direct competitors include both domestic and foreign companies such as Mitsubishi, Fujitsu, NEC, Lucent Technologies (formerly AT&T Microelectronics) and Philips (The Netherlands). As the market for linear fiberoptic products grows, new competitors are likely to emerge.

  Other companies such as Harmonic Lightwaves, Synchronous and Uniphase have developed products that use external modulation, which is an alternative to the Company's linear modulation technology. With external modulation, a steady optical signal is transmitted from a laser through a device that modulates the amount of light transmitted in response to the application of a broadband RF signal. This technology is typically used to transmit signals over longer distances for interconnecting CATV headends. In response to this opportunity, the Company has recently announced a 1550 externally modulated transmitter and receiver and an erbium-doped fiber amplifier (EDFA) to be available during the latter portion of calendar 1996.

  There are also several alternative network technologies. For example, in broadband RF communications, the Company's products compete with PCM digital fiberoptic technology, which is the basis of "digital fiber to the curb" offered by companies such as Broadband Technologies, Inc. In telephony networks, a technology known as ADSL has been developed in which digitally compressed television signals are transmitted through existing telephone lines from the central office to the home or business. Satellite delivery of television signals to the home through the DirecTV system launched by Hughes Communications does not require a broadband RF coaxial network on the ground. Wireless television, called MMDS or LMDS, can also be deployed without coaxial or fiberoptic distribution networks and has been deployed in several large cities. Many industry observers claim that MMDS systems can be made interactive with suitable high frequency transmission devices installed in the home. Finally, in cellular and wireless systems, existing telephone circuits and coaxial cable remain an alternative to linear fiberoptic signal distribution in systems and sub-systems. Widespread adoption of any of these technologies would reduce the demand for the Company's products.

  The principal competitive factors in the Company's markets are product performance, volume shipment capability, customer support, flexibility and price. While management believes that the Company competes favorably with respect to each of these factors, there can be no assurance the Company will be able to compete successfully in the future. Many of Ortel's current or potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Ortel. In addition, many of these entities have greater name recognition and extensive experience in the communications industry. The Company expects that direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions, loss of market share and delays in the timing of customer orders.

INTELLECTUAL PROPERTY

  Because of the rapidly evolving nature of the telecommunications industry, the Company believes that its technological advantage derives primarily from its ability to develop a continuous stream of new innovations along with its accumulated base of intellectual property. The Company has a policy of reviewing its innovations for patentability. In some cases, the Company decides to maintain its intellectual property as a trade secret rather than to seek patent protection.

  The Company currently holds seventeen United States patents and has a number of patent applications on file at the United States Patent and Trademark Office. The Company also has ten foreign patents and a number of foreign patent applications pending in Europe and other countries. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company generally enters into confidentiality or license agreements with its employees and consultants, and vendors and customers as needed, and generally limits access to and distribution of its proprietary information. Nevertheless, there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition or results of operations. For a description of litigation relating to the Company's patents, see "Legal Proceedings."

  The Company holds a number of registered trademarks with the U.S. Patent and Trademark Office: Ortel, Ortel Corporation (when appearing with the Company's logo) and the phrase Making Light Work for You. The title of the Company's newsletter, Light Reading, is also a registered trademark. In addition, the Company has applied for trademarks on two phrases which describe applications of its products: Radio on Fiber refers to the transmission of radio signals using linear fiberoptic technology and Microwaves on Fiber describes a product's capability to transmit signals over optical fiber whose frequencies lie in the microwave range. The Company also has a registered foreign trademark for Ortel when it appears with the logo in Germany, France, Japan and South Korea, and has applied for registration in a number of other countries.

REGULATION

  The U.S. Congress passed the 1996 Telecommunications Act on February 8, 1996. This act allows the Regional Bell Operating Companies (RBOCs) entry into the cable and the cable companies into the local phone business while long distance phone companies will be able to compete in local phone and video markets. Management believes that this legislation will promote competition and, hence, accelerate the upgrading of networks by both cable and telephone operators. However, it is expected to take several months for the Federal Communications Commission (FCC) to write the rules under which this legislation is to be implemented.

EMPLOYEES

  As of April 30, 1996, the Company employed 464 worldwide including 434 persons in the U.S. of which 280 are in manufacturing, 91 in research and development, 38 in sales and marketing, and 25 in a general and administrative capacity. The Company also employs a number of temporary employees and consultants on a contract basis at any one time. As of April 30, 1996, there were 11 such persons. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

  The Company leases its principal manufacturing, engineering, sales and administrative facilities consisting of approximately 75,000 square feet in Alhambra, California. One lease, consisting of four buildings and approximately 50,000 square feet expires on September 30, 1996. Included in the lease agreement are two option periods for four years beginning on October 1, 1996 and for five years beginning on October 1, 2000. The base rent for these facilities is approximately $34,000 per month. On May 20, 1994, the Company entered into a second lease for an additional building near its existing facilities with approximately 18,000 square feet, at a cost of approximately $10,800 per month. This lease expires on September 1, 1997 and has options to renew for three years on October 1, 1997 and five years on October 1, 2000. A third lease consisting of approximately 3,000 square feet at a cost of $1,815 per month expires on April 15, 1998 and includes an option to renew for an additional three year period on April 15, 1998. In 1996 an additional 8,000 square feet were leased with a commitment through October 1, 1998 with a two-year renewal option. The Company also leases additional space on a month-to-month basis for parking at its main facilities and leases three small sales offices in Atlanta, Georgia, and Princeton, New Jersey and Philadelphia, Pennsylvania. See Note 7 of Notes to Consolidated Financial Statements.

     In November 1994, the Company purchased approximately 56,500 square feet of land near its existing facilities at a purchase price of $1.2 million to be used for future expansion as market conditions dictate. In February 1996, the Company deposited an additional $450,000 to purchase an additional 20,000 square feet of space adjacent to the property purchased in 1994. In May, 1996, $90,000 was paid to finalize the purchase of this property.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1990 and again in July 1996, the Company received notices from Rockwell International Corporation ("Rockwell") alleging that a process used by Ortel for growing epitaxial layers infringes certain broad patent rights that Rockwell holds. In August 1993, Rockwell sued the U.S. government alleging infringement of these patent rights with respect to the contracts the U.S. government has had with at least 15 companies, including Ortel. It is not clear whether Rockwell holds an enforceable patent. In the event Rockwell does hold an enforceable patent, the Company expects that in connection with the commercialization of any product so developed, the Company would seek a license from Rockwell or contract for the manufacture of the wafers from a licensed manufacturer.

     In March 1992, the Company received a letter from Lucent Technologies (formerly AT&T Corporation) notifying the Company that it believes that the Company may be infringing certain of its patent rights. The Company has discussed the alleged infringement with AT&T Corporation and the Company believes that AT&T Corporation may be infringing certain of the Company's patent rights.

     If the Company were found to be infringing on any patent holder's rights, the Company could be subject to liabilities for such infringement, which could be material, and could be required to seek licenses from other companies or to refrain from manufacturing certain products. Although patent holders commonly offer licenses to their patent or other intellectual property rights, no assurance can be given that the licenses would be offered, or that the terms of any offered license would be acceptable to the Company or that failure to obtain a license would not adversely affect the Company's operating results. The Company does not believe that any outstanding claim of patent infringement against the Company will have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's initial public offering of common stock was effected as of October 20, 1994. The common stock is listed on the Nasdaq Stock Market under the symbol "ORTL." The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the Nasdaq Stock Market System:

                                                    1996              1995(1)
                                              ----------------   -----------------
                                               HIGH      LOW      HIGH       LOW
                                              -------   ------   --------   ------
     1st Fiscal Quarter ended July 31..........$19.00   $13.00

     2nd Fiscal Quarter ended October 31....... 18.75     9.25   $29.75     $19.95

     3rd Fiscal Quarter ended January 31....... 14.00     8.50    29.75      21.50

     4th Fiscal Quarter ended April 30......... 17.25    10.88    26.50      12.75

- - -------------------
(1)  Commencing October 20, 1994.

     The closing price of the Company's common stock on June 30, 1996 was $24.50. The approximate number of stockholders of record on June 30, 1996 was 179.

     The Company has never declared or paid dividends on its common stock and currently does not intend to pay dividends in the foreseeable future so that it may reinvest its earnings in the development of its business. The payment of dividends in the future will be at the discretion of the Board of Directors. In addition, the Company's bank line of credit limits the Company's ability to pay dividends without the lender's consent.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below is selected consolidated financial data with respect to the Company for the five years ended April 30, 1996. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                                                               YEAR ENDED APRIL 30,
                                                     ----------------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       1996      1995     1994      1993      1992
                                                     -------   -------   -------   -------   -------
Consolidated Statement of Operations Data:
Revenues............................................ $57,666   $50,090   $28,119   $22,354   $15,646
Cost of revenues....................................  29,477    25,311    13,765    11,169     7,642
                                                     -------   -------   -------   -------   -------
  Gross profit......................................  28,189    24,779    14,354    11,185     8,004
                                                     -------   -------   -------   -------   -------
Operating expenses:
  Research and development(1).......................   8,878     6,328     4,411     3,142     3,134
  Sales and marketing...............................   7,969     6,306     4,323     3,278     2,371
  General and administrative........................   3,454     2,869     1,693     1,876     1,125
  Acquired research and development in-process......   4,800         -         -         -         -
                                                     -------   -------   -------   -------   -------
    Total operating expenses........................  25,101    15,503    10,427     8,296     6,630
                                                     -------   -------   -------   -------   -------
Operating income....................................   3,088     9,276     3,927     2,889     1,374
Interest income, net................................   1,842     1,126       300       352       665
Other income (expense), net.........................     765       (48)     (117)      (52)      (45)
                                                     -------   -------   -------   -------   -------
Income before taxes and cumulative effect of a
 change in accounting principle.....................   5,695    10,354     4,110     3,189     1,994
Provision for income taxes..........................   3,302     4,051     1,531     1,200       741
                                                     -------   -------   -------   -------   -------
Income before cumulative effect of a change in
 accounting principle............................... $ 2,393   $ 6,303   $ 2,579   $ 1,989   $ 1,253
                                                     =======   =======   =======   =======   =======
Net income.......................................... $ 2,393   $ 6,303   $ 2,579   $ 1,989   $ 1,359
                                                     =======   =======   =======   =======   =======
Net income per share................................    $.20      $.55      $.30      $.23      $.16
                                                     =======   =======   =======   =======   =======
Weighted average common and common equivalent
 shares outstanding.................................  12,129    11,524     8,578     8,524     8,482
                                                     =======   =======   =======   =======   =======

                                                                        APRIL 30,
                                                     -----------------------------------------------
                                                      1996      1995      1994      1993      1992
                                                     -------   -------   -------   -------   -------
Consolidated Balance Sheet Data:
Cash and short term investments..................... $38,872   $43,881   $10,231   $13,502   $12,568
Total assets........................................  77,457    74,323    31,041    25,979    22,020
Long-term debt......................................       6         0         0         0        12
Stockholders' equity................................  66,274    64,144    24,215    21,477    19,281

- - -----------------
(1) Revenues from research and development contracts are netted against research and development expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The discussion in this section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 as well as those discussed in this Item.

OVERVIEW

     Ortel has been a pioneer in the adoption of linear fiberoptic technologies for communications applications. From the Company's founding in 1980 until 1986, Ortel devoted much of its resources to contract research and development work. In October 1988, the Company entered into a product development agreement with GIC to develop a new laser-based product to meet the demanding specifications of the CATV industry. The Company delivered initial prototypes of laser-transmitter products in early 1990 and shipped production volumes later that same year. Until the fiscal quarter ended April 30, 1994, the Company sold its laser-based products for use by CATV operators in the United States and Canada exclusively to GIC. While the Company intends to expand its OEM customer base in the United States and Canada, the Company believes that sales to GIC will continue to represent a substantial portion of the Company's revenues (see Results of Operations).

RESULTS OF OPERATIONS

     The following table sets forth certain operations data as a percentage of revenues for the periods indicated and presents results for fiscal 1996 as reported and excluding a charge of $4.8 million for research and development in-process related to the acquisition of Avitec AB in Sweden:

                                                               Year Ended April 30,
                                                     --------------------------------------------
                                                                    1996
                                                       1996          As
                                                        As        Adjusted
                                                     Reported       (a)         1995        1994
                                                     --------     --------      -----       -----
     Revenues................................          100.0%       100.0%      100.0%      100.0%
     Cost of revenues........................           51.2         51.2        50.6        49.0
                                                     -------      --------      ------      ------
     Gross profit............................           48.8         48.8        49.4        51.0
     Operating expenses:
       Research and development..............           15.4         15.4        12.6        15.7
       Sales and marketing...................           13.8         13.8        12.6        15.4
       General and administrative............            6.0          6.0         5.7         6.0
       Acquired research and development
         in-process..........................            8.3            -           -           -
                                                     --------     --------      ------      ------
         Total operating expenses............           43.5         35.2        30.9        37.1
                                                     -------      --------      ------      ------
       Operating income......................            5.3         13.6        18.5        13.9
       Interest income, net..................            3.2          3.2         2.2         1.1
       Other income..........................            1.3          1.3           -         (.4)
                                                     -------      --------      ------      ------
       Income before taxes...................            9.8         18.1        20.7        14.6
       Income taxes..........................            5.7          5.7         8.1         5.4
                                                     -------      --------      ------      ------
       Net income............................            4.1%        12.4%       12.6%        9.2%
                                                     =======      ========      =======     ======

(a) Excluding the $4.8 million non-recurring charge for acquired and development in-process.

YEARS ENDED APRIL 30, 1996, 1995 AND 1994

     Revenues. The following table summarizes the Company's revenue mix according to various criteria for fiscal years 1996, 1995 and 1994 including all customers who represent 10% or more of total revenues:

                                                   Year Ended April 30,
                                               --------------------------------
                                                1996         1995         1994
                                               ------       ------       ------
     GIC.....................................   34.4%        47.6%        44.4%
     All other broadband customers...........   37.3         30.4         24.2
                                               -----        -----        -----
       Total broadband.......................   71.7         78.0         68.6
     Wireless and other......................   28.3         22.0         31.4
                                               -----        -----        -----
       Total revenue.........................  100.0%       100.0%       100.0

     Geographic coverage:
     Domestic................................   68.1%        75.1%        69.5
     International...........................   31.9         24.9         30.5
                                               -----        -----        -----
       Total revenues........................  100.0%       100.0%       100.0

     The following table summarizes the increase or decrease in revenue mix compared to the previous fiscal year:


                                            Increase (Decrease) in Revenue
                                               for Years Ended April 30,
                                                  1996     1995
                                                  ----     ----
  GIC..........................................   (17.0)%   91.1%
  All other broadband customers................    41.4    124.0
    Total broadband............................     5.7    102.7
  Wireless and other...........................    48.5     24.5
    Total revenues.............................    15.1%    78.1%

  Geographic coverage:
  Domestic.....................................     4.4%    92.3%
  International................................    47.3     45.9
    Total revenues.............................    15.1%    78.1%

     During the three fiscal years ended April 30, 1996, the Company's results were, in large part, dependent upon the level of capital spending on fiberoptic technologies within the CATV industry. Approximately 72%, 78% and 69% of the Company's revenues during fiscal years 1996, 1995, and 1994, respectively, were derived from sales of products designed for use in broadband RF communications worldwide, mainly for CATV. During this same three year period, sales to GIC accounted for approximately 34%, 48% and 44% of total revenues, respectively. While the Company has enjoyed a long-term relationship with this customer, there can be no assurance that GIC will not secure a second source or continue buying products from the Company.

     The decrease in the rate of revenue growth from 78.1% in fiscal 1995 to 15.1% in fiscal 1996 reflects a slowdown in the growth of broadband revenues from 102.7% in fiscal 1995 to 5.7% in fiscal 1996. Broadband revenues in fiscal 1996 reflect a decrease of 17.0% in revenues from GIC following a 91.1% increase in the previous year primarily reflecting a slowdown in spending by U.S. CATV operators as they awaited the outcome of legislation which would deregulate the industry. Revenues from all other broadband customers increased 41.4% in fiscal 1996 following an increase of 124.0% in fiscal 1995. The increase in fiscal 1995 reflects the first full year in which the Company was not exclusive to GIC for CATV DFB transmitters shipped within the U.S. The Company continued to add business from new broadband customers throughout fiscal 1996 which helped to mitigate a slowdown in domestic CATV spending.

     Revenues from products sold for wireless and other applications increased 48.5% in fiscal 1996 following a 24.5% increase in fiscal 1995. The accelerated growth in revenues in fiscal 1996 reflects an improvement in sales of product for government applications (up 90%), wireless applications (up 32%) and satellite communications (up 73%) as well as other products distributed by Ortel Vertriebs in Germany.

     Sales to customers outside the U.S. represented 32%, 25% and and 30% of the Company's revenues in fiscal years 1996, 1995 and 1994, respectively. In terms of year-over-year growth, domestic revenues increased by 92.3% in fiscal 1995 but only 4.4% in fiscal 1996 reflecting the impact of a softer U.S. CATV industry. International revenues were up 45.9% in fiscal 1995 and 47.9% in fiscal 1996.

     Gross profit. Gross profit margins were 48.8%, 49.4% and 51.0% in fiscal years 1996, 1995 and 1994, respectively. The decrease in gross profit margin from 49.4% to 48.8% in fiscal 1996 was primarily due to a higher mix of product sold for wireless and satellite communications applications as these products generally have lower gross margins commensurate with lower production volumes as compared to the Company's broadband products. The decrease from 51.0% to 49.4% in fiscal 1995 was related primarily to lower prices initiated by the Company in order to speed adoption of the Company's linear fiberoptic technology by CATV operators and to respond to competitive pricing. The Company anticipates that gross margins in the near term may trend lower as the Company seeks to lower prices on its broadband products while the mix of wireless product increases ahead of the economies of scale that come with higher shipment volumes and on-going cost reduction efforts associated with the introduction of a number of new products for broadband and wireless applications.

     Research and development. Research and development expenses increased 40% to $8.9 million in fiscal year 1996 and 43% to $6.3 million in fiscal 1995 from $4.4 million in fiscal year 1994. The number of persons employed in a research and development capacity increased from 48 at April 30, 1994, to 68 at April 30, 1995, and 99 at April 30, 1996. The Company expects to continue to invest significant resources for research and product development.

     Research and development costs are expensed as incurred and are net of contract revenues. Revenues from such contracts totaled approximately $1.8 million, $1.1 million and $679,000 in fiscal years 1996, 1995, and 1994, respectively.

     A non-recurring charge of $4.8 million was recognized in fiscal 1996 related to research and development in process associated with the acquisition of Avitec AB in Sweden. This charge represents the value of future products which are expected to emerge from ongoing research and development programs as compared to existing products.

     Sales and marketing. Sales and marketing expenses increased to $8.0 million in fiscal 1996 from $6.3 million in fiscal 1995 and $4.3 million in fiscal year 1994. As a percent of revenues, sales and marketing expenses were 13.8%, 12.6% and 15.4% in fiscal 1996, 1995 and 1994, respectively. Additional compensation costs were responsible for an increase of $.4 million and $1.0 million in fiscal 1996 and 1995, respectively. The number of sales and marketing employees increased to 47 at April 30, 1996 from 41 at April 30, 1995 and 27 at April 30, 1994. The increase was primarily associated with the expansion in the United States of the Company's direct sales force and marketing organization. All other sales and marketing costs increased by $1.3 million and $1.0 million in fiscal 1996 and 1995, respectively, and were primarily related to an increase in spending for advertising, travel and trade shows.

     General and administrative. General and administrative expenses increased to $3.5 million in fiscal 1996 from $2.9 million in fiscal 1995 and $1.7 million in fiscal 1994. The overall increase in general and administrative expenses from fiscal year 1994 to 1995 reflected, in part, an increase in the number of employees working in an administrative capacity to 29 at April 30, 1996 from 22 at April 30, 1995 and 17 at April 30, 1994. Of the increase in general and administrative expenses during this period, $.1 million and $.5 million is due to an increase in compensation costs for fiscal years 1996 and 1995, respectively. Increases of $.5 million and $.7 million were related to other general and administrative costs in fiscal 1996 and 1995, respectively. These other costs were related primarily to the full year impact of expenses associated with the Company's transition to a public company as of October 20, 1994.

     Interest income and other income, net. Interest income and other income, net of interest expense, increased to $2.6 million in fiscal 1996 from $1.7 million in fiscal 1995 and $183,000 in fiscal 1994. Of the total amount recorded in fiscal 1996, $913,000 was related to the settlement of an intellectual property dispute and $1.7 million was primarily for interest income as fiscal 1996 benefited from the full-year impact of additional interest income related to the cash raised in the Company's initial public offering. The increase in other income in fiscal 1995 is also related to higher average cash balances resulting from the proceeds of the Company's initial public offering totaling $34.1 million in October 1994.

     Provision for income taxes. The total provision for income taxes was 58.0% in fiscal 1996, 39.1% in fiscal 1995 and 37.3% in fiscal 1994. The higher effective tax rate in fiscal 1996 reflects the nontax-deductible nature of the charge for research and development in-process. Excluding this charge and associated foreign tax credits, the effective tax rate was 31.5% for fiscal 1996. This was lower than the effective rate in fiscal 1995 due to lower levels of profitability combined with higher levels of additional non-tax deductible interest as well as the impact of credits for research and development and new state tax credits generated from investing in new capital equipment.

    On July 1, 1994, the Company was notified by the Franchise Tax Board of California that it is to be scheduled for an audit for the tax years ended April 30, 1991 and 1992. On November 17, 1994, the Company was notified by the Internal Revenue Service that the Company will be audited for tax year ended April 30, 1993. These audits were completed without any significant adjustment to previous taxes paid by the Company. On April 2, 1996, the Company was notified by the Internal Revenue Service that the Company will be audited for the tax year ended April 30, 1994. See Note 5 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  In fiscal year 1994, the Company financed its operations primarily with cash balances as cash from operating activities fell $.5 million short of breakeven due primarily to the buildup of inventory and accounts receivable caused by an increase in sales volume while an additional $3.0 million was required for new capital investment. In fiscal 1995, the Company financed its operations primarily through cash generated by operating activities of $6.0 million which financed $5.9 million in new capital investment. In fiscal year 1996, the Company generated cash from operating activities of $2.4 million but invested $7.1 million in new capital investment by using cash balances.

     As of April 30, 1996, the Company's principal sources of liquidity included cash and short term investments of $38.9 million. The Company also had a credit facility for $13 million consisting of a revolving line of credit totaling $5 million expiring on May 1, 1997 and a non-revolving line of credit totaling $8 million expiring on December 31, 1996 with a term repayment option. Interest rates under the revolving line of credit vary according to market rates of interest and would have ranged from approximately 7.15%. to 7.625% as of April 30, 1996, at the Company's option. Interest rates under the non-revolving line of credit also vary according to market rates of interest and would have ranged from approximately 7.4% to 8.25% as of April 30, 1996, at the Company's option. In addition, the Company has a $2.0 million unsecured credit facility with another banking institution expiring on September 30, 1996 and bearing interest at prime (8.25% as of April 30, 1996). There are no amounts outstanding under the above-mentioned agreements as of April 30, 1996. See Note 3 of Notes to Consolidated Financial Statements.

     For the fiscal year ended April 30, 1996, the Company's capital expenditures were approximately $7.1 million. For fiscal 1997, the Company anticipates capital expenditures of approximately $15.0 million, a substantial portion of which is budgeted for a new facility located near the current corporate headquarters. This facility will be used primarily for additional office space for engineering, sales and marketing and general and administrative functions which will release space currently occupied by these functions to be used for manufacturing.

     The Company believes that cash, short term investments and anticipated funds from operations combined with debt financing for the new facility to be built, will satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

RECENT DEVELOPMENTS

     In March 1995, the Financial Accounting Standards board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (Statement No. 121), effective for fiscal years beginning after December 31, 1995. Statement No. 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Company's policy is to account for goodwill and all other intangible assets at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated fair market value. The Company expects to adopt Statement No. 121 in fiscal 1997. This implementation is not expected to have a material impact on the Company's consolidated financial statements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earning per share as if the fair value based method of accounting has been applied. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APBO No. 25, and comply with the pro forma disclosure requirements. If the Company makes this election, Statement No. 123 will have no impact on the Company's consolidated financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is filed as a separate part of this Report (see page 23).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1--Election of Directors" and under the caption "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

  There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Certain Holders Thereof" of the registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements

     1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by Independent Auditors' Report are filed as part of this Report (see page 23).

     2.  Financial Statement Schedules

     The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements covered by Independent Auditors' Report are filed as part of this Report (see page 23).

     3.  Exhibits

     The list of exhibits contained in the Index to Exhibits are filed as part of this Report (see page 41).

  (b)  Reports on Form 8-K

  A Form 8-K report was filed during the fourth quarter of fiscal year 1996 which reported the acquisition of Avitec AB with related financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 1996.

                                 Ortel Corporation,
                                 a Delaware corporation

                                 By:  /s/Wim H.J. Selders
                                      -------------------
                                      Wim H.J. Selders,
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                          Title                      Date
- - -----------------------------   --------------------------------   -------------
/s/Wim H.J. Selders             Director, President and Chief      July 26, 1996
- - -----------------------------   Executive Officer (Principal
     Wim H.J. Selders           Executive Officer)

/s/Stephen K. Workman           Vice President, Finance and        July 26, 1996
- - -----------------------------   Chief Financial Officer
    Stephen K. Workman          (Principal Financial and
                                Accounting Officer)

/s/Amnon Yariv                  Chairman of the Board              July 26, 1996
- - -----------------------------
        Amnon Yariv

/s/Israel Ury                   Director and Chief Technology      July 26, 1996
- - -----------------------------   Officer
         Israel Ury

/s/Nadav Bar-Chaim              Director, Vice President,          July 26, 1996
- - -----------------------------   Device Structures and Materials
      Nadav Bar-Chaim           and Secretary

/s/Tatsutoku Honda              Director                           July 26, 1996
- - -----------------------------
      Tatsutoku Honda

/s/Anthony J. Iorillo           Director                           July 26, 1996
- - -----------------------------
     Anthony J. Iorillo

/s/Raymond H. Kaufman           Director                           July 26, 1996
- - -----------------------------
     Raymond H. Kaufman

/s/Wayne L. Tyler               Director                           July 26, 1996
- - -----------------------------
       Wayne L. Tyler

/s/Ronald L. Young              Director                           July 26, 1996
- - -----------------------------
       Ronald L. Young

/s/Hal M. Krisberg              Director                           July 26, 1996
- - -----------------------------
       Hal M. Krisberg

                               ORTEL CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS


                                                                          PAGE
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.........................................    24

Consolidated Balance Sheets as of April 30, 1996 and 1995..............    25

Consolidated Statements of Operations for the years ended
  April 30, 1996, 1995 and 1994........................................    26

Consolidated Statements of Stockholders' Equity for the years ended
  April 30, 1996, 1995 and 1994........................................    27

Consolidated Statements of Cash Flows for the years ended
 April 30, 1996,  1995 and 1994........................................    28

Notes to Consolidated Financial Statements.............................    29

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II: Valuation and Qualifying Accounts.........................    40

     All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ortel Corporation:

We have audited the consolidated financial statements of Ortel Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ortel Corporation and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                KPMG Peat Marwick LLP

Los Angeles, California
June 3, 1996

                      ORTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   APRIL 30,
                                                                             ----------------------
                                                                                1996        1995
                                                                             ----------   ---------
ASSETS
Current assets:
     Cash and equivalents.................................................... $ 15,573    $ 23,804
     Short term investments..................................................   23,299      20,077
     Trade receivables less allowance for doubtful accounts of
       $325 and $283 at April 30, 1996 and 1995, respectively................    9,024       9,557
     Billed contract costs and fees and other receivables (net)..............      668         861
     Inventories.............................................................    9,736       7,847
     Deferred tax assets (note 5)............................................    1,642       1,644
     Prepaid expenses and other current assets...............................      697         426
                                                                              --------    --------
          Total current assets...............................................   60,639      64,216
Property, equipment and improvements, at cost
     Property................................................................    1,707       1,227
     Equipment...............................................................   18,468      14,368
     Office furniture and fixtures...........................................    2,911       1,356
     Leasehold improvements..................................................    3,693       2,705
                                                                              --------    --------
          Total property, equipment and improvements.........................   26,779      19,656
     Less accumulated depreciation and amortization..........................  (13,383)    (10,144)
                                                                              --------    --------
          Net property, equipment and improvements...........................   13,396       9,512
     Intangible assets.......................................................    1,804         230
     Other assets (note 6)...................................................    1,618         365
                                                                              --------    --------
          Total assets....................................................... $ 77,457    $ 74,323
                                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................ $  3,470    $  2,759
     Accrued payroll and related costs.......................................    3,652       4,029
     Other accrued liabilities...............................................    1,887       1,481
     Income taxes payable (note 5)...........................................      503         967
                                                                              --------    --------
          Total current liabilities..........................................    9,512       9,236
Deferred income..............................................................      456         388
Deferred income taxes (note 5)...............................................    1,032         350
Notes payable................................................................        6           -
Minority interest in subsidiaries............................................      177         205
Stockholders' equity (notes 4 and 6):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
      none issued and outstanding............................................        -           -
     Common stock, $.001 par value; 25,000,000 shares authorized;
      issued and outstanding; 11,358,810 and 11,149,026 in 1996 and 1995.....       11          11
     Additional paid in capital..............................................   51,369      51,044
     Retained earnings.......................................................   16,397      14,004
     Loans receivable (note 6)...............................................   (1,506)     (1,070)
     Unrealized gains on investments.........................................        -          23
     Cumulative effect of foreign currency translation.......................        3         132
                                                                              --------    --------
          Net stockholders' equity.........................................     66,274      64,144
                                                                              --------    --------
Commitments and contingencies (note 7)
          Total liabilities and stockholders' equity......................... $ 77,457    $ 74,323
                                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                       ORTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     APRIL 30,
                                                         --------------------------------
                                                            1996        1995       1994
                                                         ----------   --------   --------
Revenues (notes 8, 9 and 10)............................   $57,666    $50,090    $28,119
Cost of revenues........................................    29,477     25,311     13,765
                                                           -------    -------    -------
     Gross profit.......................................    28,189     24,779     14,354
Operating expenses:
     Research and development...........................     8,878      6,328      4,411
     Sales and marketing................................     7,969      6,306      4,323
     General and administrative.........................     3,454      2,869      1,693
     Acquired research and development in-process.......     4,800          -          -
                                                           -------    -------    -------
          Total operating expenses......................    25,101     15,503     10,427
                                                           -------    -------    -------
Operating income........................................     3,088      9,276      3,927
Other:
     Interest income, net...............................     1,842      1,126        300
     Other income (expense).............................       815         88        (63)
     Minority interest in net earnings of subsidiaries..       (50)      (136)       (54)
                                                           -------    -------    -------
     Income before taxes................................     5,695     10,354      4,110
Provision for income taxes (note 5).....................     3,302      4,051      1,531
                                                           -------    -------    -------
          Net income....................................   $ 2,393    $ 6,303    $ 2,579
                                                           =======    =======    =======

Net income per share....................................      $.20       $.55       $.30
                                                           =======    =======    =======
Weighted average common and common
equivalent shares outstanding...........................    12,129     11,524      8,578
                                                           =======    =======     ======

          See accompanying notes to consolidated financial statements.

                       ORTEL CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 4 AND 6)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          CUMULATIVE     VALUATION
                                                                                          EFFECT OF      ADJUSTMENT
                                                   ADDITIONAL                              FOREIGN           OF             NET
                                          COMMON    PAID IN      RETAINED      LOANS       CURRENCY      SHORT TERM    STOCKHOLDERS'
                                          STOCK     CAPITAL      EARNINGS   RECEIVABLE    TRANSLATION    INVESTMENTS       EQUITY
                                          ------   ----------    --------   -----------   -----------    -----------   ------------
Balance at April 30, 1993................   8       16,484         5,122       (150)            13                          21,477

Exercise of stock options for 511,678
 shares of common stock at
 $.47 to  $4.00 per share................              574                                                                     574

Tax benefits arising from exercise of
non-qualified stock options..............               34                                                                      34

Loans from exercise of stock options due
 2002-2003 at 5.07% - 5.88%
 per year................................                                      (507)                                          (507)

Effect of foreign currency translation...                                                       58                              58

Net income...............................                          2,579                                                     2,579
                                          ---      -------       -------    -------          -----          ------         -------
Balance at April 30, 1994................   8       17,092         7,701       (657)            71                          24,215

Proceeds from issuance of 2,820,000
 shares of common stock at $13
 per share...............................   3       33,331                                                                 33,334

Exercise of stock options for 191,240
 shares of common stock at
 $1.10 to $4.00 per share................              621                                                                    621

Loans from exercise of stock options due.
 1999-2003 at 6.43%-7.92% per year, net
 of repayments...........................                                      (413)                                          (413)

Effect of foreign currency translation...                                                       61                              61

Unrealized gains on investments ..........                                                                    23                23

Net income...............................                          6,303                                                     6,303
                                          ---      -------       -------    -------          -----          ----           -------
Balance at April 30, 1995................ $11      $51,044       $14,004    $(1,070)         $ 132          $ 23           $64,144

Exercise of stock options for 289,784
 shares of common stock at
 $9.50 to $18.00 per share...............              794                                                                     794

Tax benefits arising from exercise of
 non-qualified stock options.............              442                                                                     442

Repurchase of 80,000 shares of stock at
 an average price of $11.39 per share....             (911)                                                                   (911)

Loans from exercise of stock options due
 1999-2003 at 5.07%-7.92% per year, net
  of repayments..........................                                      (436)                                          (436)

Effect of foreign currency translation...                                                     (129)                           (129)

Unrealized gains on investments..........                                                                    (23)              (23)

Net income...............................                          2,393                                                     2,393
                                          ---      -------       -------    -------          -----          ----           -------
Balance at April 30, 1996................ $11      $51,369       $16,397    $(1,506)         $   3          $  -           $66,274
                                          ===      =======       =======    =======          =====          ====           =======

          See accompanying notes to consolidated financial statements.

                       ORTEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                             YEAR ENDED APRIL 30,
                                                                       --------------------------------
                                                                         1996        1995        1994
                                                                       --------    --------    --------
Cash flows from operating activities:
  Net income.......................................................... $  2,393    $  6,303    $ 2,579
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.......................................    3,280       2,250      1,756
  Increase in minority interest in subsidiaries.......................      (28)        100         27
  Loss on disposal of equipment.......................................       10           1          -
Change in assets and liabilities (net of effects of acquired company):
  (Increase) decrease in:
    Receivables and billed contract costs and fees....................    1,295      (2,365)    (3,944)
    Inventories.......................................................     (915)     (2,170)    (2,735)
    Deferred tax assets...............................................        2      (1,069)      (144)
    Prepaid expenses and other assets.................................   (1,472)       (351)      (298)
    Intangible assets.................................................     (366)          -          -
  Increase (decrease) in:
    Accounts payable..................................................      306          47      1,385
    Accrued payroll and related costs.................................     (377)      2,024        550
    Other accrued liabilities.........................................      186         837         28
    Deferred income...................................................     (733)        388          -
    Deferred income taxes.............................................      487          37         43
    Income taxes payable..............................................     (464)         13        212
                                                                       --------    --------    -------
    Net cash provided by (used in) operating activities...............    3,604       6,045       (541)
Cash flows from investing activities:
  Capital expenditures................................................   (6,976)     (5,928)    (2,969)
  Investment in Avitec (net of cash acquired).........................   (1,380)          -          -
  Short term investments..............................................   (3,222)    (17,491)       566
                                                                       --------    --------    -------
    Net cash used in investing activities.............................  (11,578)    (23,419)    (2,403)
Cash flows from financing activities:
  Proceeds from issuance of common stock, net.........................      302      33,978        608
  Notes payable.......................................................        6           -          -
  Proceeds from (repayment of) borrowings under credit line...........        -         (93)        93
  Notes receivable from stockholders..................................     (436)       (413)      (507)
  Principal payments under capital lease obligations..................        -           -        (13)
                                                                       --------    --------    -------
    Net cash (used in) provided by financing activities...............     (128)     33,472        181

Effect of exchange rate changes on cash...............................     (129)         61         58
Net increase (decrease) in cash and equivalents.......................   (8,231)     16,159     (2,705)
Cash and equivalents at beginning of year.............................   23,804       7,645     10,350
                                                                       --------    --------    -------
Cash and equivalents at end of year................................... $ 15,573    $ 23,804    $ 7,645
                                                                       ========    ========    =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.......................................................... $      4    $      2    $    10
    Income taxes......................................................    3,083       5,070      1,387

          See accompanying notes to consolidated financial statements.

                      ORTEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1996, 1995 AND 1994


1.   DESCRIPTION OF OPERATION

     Ortel pioneered the development of "linear fiberoptic" technology to address some of the most rapidly changing sectors of the communications industry. Ortel designs, manufactures, markets, sells and supports a broad range of linear fiberoptic products that enable the transmission of a wide variety of digital, digitally compressed or analog information via radio frequency ("RF") signals on fiberoptic cable. By utilizing this technology, users do not need to convert RF signals into a digital format or transform them to individual channels at low frequencies. Linear fiber optics provides cable television ("CATV") system operators a means to transform their traditional one-way, video-only systems to interactive, two-way, video, voice and data delivery systems. Other applications that use this technology are satellite earth stations, cellular networks and certain government communication projects. Ortel's linear fiberoptic technology enables longer transmission distances, improved signal quality, higher bandwidth, immunity to interfering signals, and cost savings over existing network technologies through reduced operating and maintenance costs from network centralization and simplification by eliminating amplifiers and lengthy runs of coaxial cable or waveguides.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

     Certain prior year balances in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and Ortel Vertriebs GmbH, a 75% owned subsidiary,Ortel SARL, a 90% owned subsidiary and Avitec AB, a wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Product Revenue Recognition

     Revenue on products shipped to customers is recognized upon shipment from the Company's facilities, net of allowance for returns.

Contract Revenue Recognition

     Revenues from research and development contracts are netted against research and development expenses. Net contract revenue aggregated approximately $1,753,000, $1,055,000 and $679,000 in fiscal years 1996, 1995 and 1994, respectively.

     Revenues and fees from cost reimbursable contracts are recognized based on the ratio of total costs incurred to total estimated costs.

     Revenues and fees from fixed price contracts are recognized on the percentage of completion method; however, no income is recognized until such time as a reasonable profit estimation can be made. Provisions for estimated losses on incomplete contracts are made when such losses become determinable.

                      ORTEL CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1996, 1995 AND 1994


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Use of Estimates

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, and the amount of contingent assets or liabilities disclosed in the consolidated financial statements. Actual results could differ from the estimates made.

Depreciation and Amortization

  Equipment and office furniture and fixtures are depreciated using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the useful life of the asset or the length of the lease, whichever is less, including any option periods where options are expected to be exercised.

Credit Risk

  The Company sells its products to customers throughout the world. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded managements' estimates.

Fair Value of Financial Instruments

  The carrying amounts of financial instruments approximate fair value as of April 30, 1996. The carrying amounts related to cash and equivalents, short-term investments and notes payable approximate fair value due to the relatively short maturity of such instruments.

Research and Development

  Company-sponsored research and development costs are expensed as incurred.

Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):


                                   APRIL 30,
                              ------------------
                               1996          1995
                              -------       ------
  Raw materials..............  $2,617       $2,622
  Work-in-process............   6,797        4,657
  Finished goods.............     322          568
                               ------       ------
     Total inventories.......  $9,736       $7,847
                               ======       ======

                      ORTEL CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1996, 1995 AND 1994

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Cash Equivalents

     Cash equivalents include short-term commercial paper, money market funds, and municipal securities managed by banking institutions totaling $10.0 million and $22.0 million as of April 30, 1996 and 1995, respectively. Cash being managed by these banking institutions includes securities with maturities of 90 days or less which can be liquidated in a manner that is equivalent to cash.

Short-term Investments

     Short-term investments consist of interest bearing securities with maturities greater than 90 days and consist of U.S. treasuries and municipal securities. The Company adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities (Statement 115)" at May 1, 1994. Under Statement 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At April 30, 1996 and 1995, the Company's marketable investment securities consisted principally of highly liquid investments in tax free municipal obligations with various maturity dates through July 1, 1998. The difference between market value and cost of these securities at April 30, 1996 and 1995 was immaterial.

Foreign Currency Translation

     Under the provisions of SFAS No. 52, "Foreign Currency Translation," all assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates, and translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders' equity.

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), issued in October, 1995 and effective for fiscal years beginning after December 15, 1995, encourages but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' (APBO No. 25), but requires pro forma disclosures of net earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in fiscal year 1997. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APBO No. 25, and comply with the pro forma disclosure requirements. If the Company makes this election, Statement No. 123 will have no impact on the Company's consolidated financial position or results of operations.

                      ORTEL CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1996, 1995 AND 1994

2. Summary of Significant Accounting Policies--Continued

Net Income Per Share

     Net income per share is based on the weighted average common shares and common equivalent shares outstanding for each period, including common shares issued upon conversion of preferred shares outstanding to common shares as of the effective date of the Company's public offering (see also Note 4). Additionally, in accordance with regulations of the Securities and Exchange Commission, common shares issued and common equivalent shares related to stock options granted within one year of the Company's initial public offering, including those shares issued pursuant to the exercise of stock options, have been included for all periods presented using the treasury stock method.

3.   BORROWINGS UNDER CREDIT LINE

     On June 2, 1995, the Company entered into a credit agreement for $13 million consisting of a revolving line of credit totaling $5 million expiring on May 1, 1997 and a non-revolving line of credit totaling $8 million with a term repayment option expiring on May 1, 1996. The non-revolving line of credit was renewed subsequent to year end and expires on December 31, 1996. There were no borrowings outstanding as of April 30, 1996.

     The Company entered into an unsecured credit agreement totaling $2,000,000 on September 30, 1995 which expires on September 30, 1996. Borrowings under this credit facility bear interest at the prime lending rate. There were no borrowings outstanding at April 30, 1996 and 1995.

     The Company has guaranteed certain borrowings of its subsidiary in France via a letter of credit totaling FF 780,000 (equivalent to approximately $150,800). There were no borrowings outstanding by this subsidiary as of April 30, 1996. Borrowings under the line bear interest at rates negotiated at the time borrowings arise.

4.   STOCKHOLDERS' EQUITY

Initial Public Offering of Common Stock

     The Company issued 4,370,000 shares of common stock at $13.00 per share on October 20, 1994. The Company received proceeds from the sale of 2,820,000 of such shares with the remaining shares sold by selling shareholders. Proceeds to the Company from the sale of stock in this offering totaled approximately $33.3 million net of related offering expenses. Prior to the offering, the Board of Directors approved a three-for-two stock split of issued and outstanding Common Stock and Preferred Stock. Additionally, the Board authorized 5,000,000 shares of undesignated Preferred Stock, increased the number of authorized shares of Common Stock to 25,000,000 and adopted a par value of $.001 per share for Common Stock and Preferred Stock. All shares in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to reflect the stock split, the new series of undesignated Preferred Stock and the conversion of 1,489,500 shares of Preferred Stock into 1,489,500 shares of Common Stock which occurred on the effective date of the Company's offering.

                      ORTEL CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1996, 1995 AND 1994

4.   STOCKHOLDERS' EQUITY--CONTINUED

Stock Options

     During calendar 1990, the stockholders of the Company approved the 1990 Stock Option Plan (the "1990 Plan") which replaced the previous 1981 Incentive Stock Option Plan. Under the 1990 Plan, the Company has reserved up to 2,400,000 shares of its common stock for issuance to eligible employees, officers and directors. Options under the 1990 Plan vest over a varying period not to exceed 10 years, subject to the discretion of the Plan's administrative committee. Both incentive stock options and non-qualified stock options are authorized to be granted under the 1990 Plan. Upon completion of the Company's initial public offering, no further options were granted under the 1990 Plan.

     During fiscal year 1995, the Company approved the 1994 Equity Participation Plan, pursuant to which 240,000 shares of common stock were initially reserved for issuance. The shares of common stock authorized to be issued under this plan increases by 6% of the shares of common stock outstanding at the beginning of the following fiscal year.

     The following table summarizes all activity under a 1981 Incentive Stock Option Plan, the 1990 Plan and the 1994 Equity Participation Plan as well as certain nonqualified options granted not pursuant to any plan.


                                     1981        1990        1994          NON-                      PRICE PER
                                     PLAN        PLAN       PLAN(1)      QUALIFIED      TOTAL          SHARE
                                   --------    ---------    -------      ---------    ---------    -------------
Outstanding at April 30, 1993       601,176    1,074,000          -        110,803    1,785,979    $   .47-$4.00
  Granted....................             -      515,250          -              -      515,250    $  4.00-$6.67
  Exercised..................      (493,141)      (5,100)         -        (13,437)    (511,678)   $   .47-$4.00
  Cancelled..................        (2,219)     (37,200)         -              -      (39,419)   $  1.33-$4.00
                                   --------    ---------    -------        -------    ---------
Outstanding at April 30, 1994       105,816    1,546,950          -         97,366    1,750,132    $   .69-$6.67
  Granted.....................            -      375,000    198,000              -      573,000    $ 8.00-$24.25
  Exercised...................      (50,890)    (140,350)         -              -     (191,240)   $  1.10-$4.00
  Cancelled...................            -       (4,200)         -              -       (4,200)   $        4.00
                                   --------    ---------    -------        -------    ---------
Outstanding at April 30, 1995        54,926    1,777,400    198,000         97,366    2,127,692    $  .69-$24.25
  Granted....................             -            -    595,578              -      595,578    $11.25-$17.63
  Exercised..................       (48,568)    (165,300)         -        (75,916)    (289,784)   $   .69-$8.00
  Cancelled..................             -      (38,700)   (14,700)             -      (53,400)   $ 4.00-$24.25
                                   --------    ---------    -------        -------    ---------
Outstanding at April 30, 1996         6,358    1,573,400    778,878         21,450    2,380,086    $ 1.10-$24.25
                                   ========    =========    =======        =======    =========
Total authorized.............         6,358    1,573,400    908,942         21,450    2,510,150
Remaining to be granted......             -            -    130,064              -      130,064
Exercisable..................         6,358      795,350     38,700         21,450      861,858

(1) The shares of stock authorized to be issued under this Plan, increases by 6% of the shares of common stock outstanding at the beginning of the following fiscal year. Effective May 1, 1996, the number of options authorized to be granted increased to 1,590,470 based on common stock outstanding of 11,358,810 shares on April 30, 1996.

                      ORTEL CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1996, 1995 AND 1994

4. Stockholders' Equity-Continued

     For financial reporting purposes, the Company recognizes compensation expense for the difference between the estimated fair market value of the common stock and the stock option price at date of grant, if any, over the vesting period. Further, to the extent the Company derives a tax benefit from non-qualified options exercised by employees, such benefit is credited to additional paid-in capital when realized on the Company's income tax return. Tax benefits realized totaling $442,000 and $33,786 were credited to common stock in 1996 and 1994, respectively. No tax benefits were realized in 1995.


Stock Repurchase

In November, 1995, the Company announced a plan to repurchase up to one million shares of common stock from time to time as market conditions dictate. During the year ended April 30, 1996, 80,000 shares of common stock were repurchased at a cost of $911,000.

5.   INCOME TAXES

     The provision for income taxes is comprised of the following (in thousands):


                                                                   YEAR ENDED APRIL 30,
                                                          -----------------------------------------
                                                            1996            1995            1994
                                                          -------          ------          -------
  Federal:
     Current...........................................   $2,062           $3,474          $1,179
     Deferred..........................................      141             (792)            (79)
                                                          ------           ------          ------
                                                           2,203            2,682           1,100
  State:
     Current...........................................      825            1,134             320
     Deferred..........................................        4             (240)            (22)
                                                          ------           ------          ------
                                                             829              894             298
  Foreign:
     Current...........................................      270              475             133
                                                          ------           ------          ------
                                                          $3,302           $4,051          $1,531
                                                          ======           ======          ======

                      ORTEL CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1996, 1995 AND 1994

5.  INCOME TAXES-CONTINUED

Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                            APRIL 30,
                                           -------------------------------------------
                                                    1996                  1995
                                           ---------------------   -------------------
                                              ASSET     LIABILITY   ASSET    LIABILITY
                                           ---------   ---------   ------   ----------
  Inventory reserves/adjustments              $  819           -   $  927            -
  Accrued vacation..............                 243           -      199            -
  Warranty accrual..............                 241           -      201            -
  Bad debt reserve..............                 130           -      114            -
  Goodwill, net of amortization.                   -      $  338        -            -
  Depreciation..................                   -         486        -       $  350
  Other.........................                 209         208      203            -
                                              ------      ------   ------       ------
       Subtotal.................               1,642       1,032    1,644          350
  Less valuation allowance......                   -           -        -            -
                                              ------      ------   ------       ------
       Total....................              $1,642      $1,032   $1,644       $  350
                                              ======      ======   ======       ======


   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, as of April 30, 1996, management believes it is more likely than not the Company will realize the benefits of these deductible differences and that a valuation allowance is not required.

   The consolidated effective income tax rate on income before income taxes differs from the United States statutory income tax rate for the reasons set forth in the following table:

                                                               YEAR ENDED APRIL 30,
                                                    --------------------------------------
                                                      1996          1995             1994
                                                    ------          -----            -----
    U.S. statutory tax rate.............             34.0%           34.1%            34.0
    Utilization of tax credits..........             (3.6)           (2.5)            (5.2)
    Tax effect of permanent differences.             (9.5)           (2.0)            (1.4)
    Tax rate differential on foreign                  (.9)             .9              1.6
    earnings............................
    Permanent difference for in-process
    research and development related to
    acquisition.........................             36.5               -                -
    State taxes.........................              1.4             5.8              4.1
    Net other...........................               .1             2.8              4.2
                                                     ----            ----            -----
      Effective rate....................             58.0%           39.1%            37.3%
                                                     ====            ====             ====

                      ORTEL CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1996, 1995 AND 1994

6.  RELATED PARTY TRANSACTIONS

  During fiscal year 1995, the Company loaned $495,110 to certain officers and key employees related to the exercise of 141,148 incentive stock options at $1.33 to $4.00 per share. These loans are full recourse and secured by those shares of common stock resulting from such exercise. The loans are payable in full during April 18, 1999 to September 1, 2003 with interest payable annually at a rate of 6.43% to 7.34% in accordance with IRS guidelines on such loans. In addition, the Company extended loans totaling $88,320 related to the alternative minimum tax on the exercise of these stock options and on similar terms and conditions as the underlying loans based on the amount exercised.

  During fiscal year 1995, approximately, $82,299 was received as payment against the principal portion of loans extended for the exercise of incentive stock options and another $29,966 was received against loans extended for the payment of alternative minimum taxes related to such exercises.

  During fiscal year 1996, the Company loaned $511,400 to certain officers and key employees related to the exercise of 127,764 incentive stock options at $1.10 to $8.00 per share. These loans are full recourse and secured by those shares of common stock resulting from such exercise. The loans are payable in full during May 17, 1999 to October 23, 1999 with interest payable annually at a rate of 6.31% to 7.12% in accordance with IRS guidelines on such loans. In addition, the Company extended loans totaling $1,010,832 related to the alternative minimum tax on the exercise of these stock options and on similar terms and conditions as the underlying loans based on the amount exercised.

  During fiscal year 1996, approximately, $75,000 was received as payment against the principal portion of loans extended for the exercise of incentive stock options and another $25,400 was received against loans extended for the payment of alternative minimum taxes related to such exercises.

  Loans extended for the exercise of incentive stock options are netted against equity while those loans extended to cover alternative minimum taxes resulting from such exercises are classified as long-term receivables.

7.  COMMITMENTS AND CONTINGENCIES

LEASES

  As of April 30, 1996, the Company leased its operating facilities consisting of six buildings and a portion of a seventh in Alhambra, California. A lease for four buildings provides for a four year renewal beginning on October 1, 1996 and a five year renewal beginning on October 1, 2000. This agreement also provides that the Company is responsible for maintenance costs and for property taxes over a predetermined base amount. This facility lease is subject to an increase based on the Consumer Price Index ("CPI") as of the end of September of each year.

  During fiscal 1995, the Company entered into two leases for additional space also in Alhambra, CA. Under the first lease, the initial lease term covers the period through September 30, 1997 with an option to renew for three years on October 1, 1997. This lease is subject to a CPI adjustment beginning on July 1, 1996. Under a second lease for a portion of a building, the initial lease term covers the period through April 15, 1998, with an option to renew for three years. This lease is also subject to a CPI adjustment beginning in 1996.

                      ORTEL CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1996, 1995 AND 1994

7. Commitments and Contingencies-Continued

  During fiscal 1996, the Company entered into one lease for additional space also in Alhambra, CA. The initial lease term covers the period through September 30, 1998 with an option to renew for two years on October 1, 1998. This lease is also subject to a CPI adjustment beginning on October 1, 1996.

  Summarized below are total future minimum lease commitments for these Alhambra, CA. facilities, field sales offices and other equipment (including the next option to renew under all leases but excluding adjustments for CPI increases:


                                  FISCAL YEAR
                                    ENDING
                                   APRIL 30,
                                --------------
                             1997        $745,000
                             1998        $736,000
                             1999        $661,000
                             2000        $556,000
                             2001        $244,000


PATENTS

  From time to time, the Company receives letters claiming infringement of certain patent rights purportedly owned by potential claimants. Certain of such letters propose prospective royalty arrangements and indeterminate claims for prior patent use. While in the opinion of management, such assertions are without merit, certain of these are being reviewed at the present time and, based in part upon advice of counsel, management believes the ultimate outcome of such matters will not materially affect the Company's financial position or results of operations.

8.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

  During the fiscal years ended April 30, 1996, 1995 and 1994, revenues from the Communications Division of General Instrument Corporation represented 34%, 48% and 44% of total revenues, respectively. This was the only customer to account for more than 10% of revenues during any of these periods.

  The Company sells its products generally to large CATV equipment manufacturers and telecommunications companies. Accounts receivable from the Company's largest single customer aggregated approximately $2.4 million, $3.1 million and $2.7 million at April 30, 1996, 1995 and 1994 or 26%, 32% and 35% of total trade receivables, respectively.

                      ORTEL CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1996, 1995 AND 1994


9.  SUPPLEMENTAL INFORMATION AND INTERNATIONAL OPERATIONS

  Revenues, pretax income and net income from foreign and domestic operations reflect results on the basis of the country in which operations are conducted irrespective of where product is shipped. These results are summarized as follows (in thousands):



                                                 YEAR ENDED APRIL 30,
                                             ----------------------------
                                              1996       1995       1994
                                             -------    -------   -------
  Domestic operations......................  $48,502    $46,018   $25,748
  International operations.................    9,164      4,072     2,371
                                             -------    -------   -------
       Total revenues......................  $57,666    $50,090   $28,119
                                             =======    =======   =======

  Domestic pretax..........................  $ 9,825    $ 9,137   $ 3,669
  International pretax income (loss).......   (4,130)     1,217       441
                                             -------    -------   -------
        Pretax income......................  $ 5,695    $10,354   $ 4,110
                                             =======    =======   =======

  Domestic net income......................  $ 6,793    $ 5,560   $ 2,270
  International net income.................   (4,400)       743       309
                                             -------    -------   -------
             Net income....................  $ 2,393    $ 6,303   $ 2,579
                                             =======    =======   =======

  International revenues are principally derived from sales to customers located in Europe. The net loss from foreign operations reflects a non-recurring charge for research and devleopment in-process associated with the acquisition of Avitec AB in Sweden. Identifiable assets attributable to foreign operations, which principally consist of trade receivables from European customers and inventories, totalled $5.7 million, $4.1 million, and $3.2 million at April 30, 1996, 1995 and 1994, respectively.

     The Company purchased 100% of Avitec AB of Sweden on March 14, 1996 for $6.7 million in cash with an additional amount not to exceed approximately $3.0 million to be paid in the year 2001 depending on levels of profitability achieved until that time. Of the amount paid, $6.0 million was in excess of the net asset value of Avitec of which $4.8 million was charged as an expense for research and development in-process. The remainder is to be amortized over a period of five to seven years. The pro forma results of operations assuming Avitec AB had been acquired at the beginning of 1996 have not been presented as the impact on the annual financial statements would be insignificant.

     During 1996, the Company settled certain litigation with a third party related to an intellectual property dispute and received $913,000 as one-third of the total settlement. This amount is included in other income in the accompanying consolidated financial statements. Additional amounts to be received will be recognized when due.

                      ORTEL CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1996, 1995 AND 1994

10.  Quarterly Information (unaudited)

  Set forth below is selected quarterly consolidated financial data with respect to the Company for the two years ended April 30, 1996 and 1995. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                                                                                          YEAR ENDED APRIL 30,1996
                                                                             -------------------------------------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                Q1        Q2        Q3        Q4        1996
                                                                             -------   -------   -------    -------    -------
Consolidated Statement of Operations Data:
Revenues...............................................................      $14,423   $14,445   $13,400    $15,398    $57,666
Cost of revenues ......................................................        7,337     7,243     6,851      8,046     29,477
                                                                             -------   -------   -------    -------    -------
  Gross profit ........................................................        7,086     7,202     6,549      7,352     28,189
                                                                             -------   -------   -------    -------    -------
Operating expenses:
  Research and development.............................................        2,258     2,220     2,329      2,071      8,878
  Sales and marketing .................................................        1,824     2,053     1,918      2,174      7,969
  General and administrative ..........................................          766       896       784      1,008      3,454
  Acquired research and development in-process ........................            -         -         -      4,800      4,800
                                                                             -------   -------   -------    -------    -------
    Total operating expenses ..........................................        4,848     5,169     5,031     10,053     25,101
                                                                             -------   -------   -------    -------    -------
Operating income (loss) ...............................................        2,238     2,033     1,518     (2,701)     3,088
Other income, net .....................................................          463       485       408      1,251      2,607
                                                                             -------   -------   -------    -------    -------
Income (loss) before taxes.............................................        2,701     2,518     1,926     (1,450)     5,695

Provision for income taxes ............................................        1,017       890       513        882      3,302
                                                                             -------   -------   -------    -------    -------
Net income ............................................................      $ 1,684   $ 1,628   $ 1,413    $(2,332)   $ 2,393
                                                                             =======   =======   =======    =======    =======
Net income (loss) per share ...........................................      $   .14   $   .13   $   .12    $  (.19)   $   .20
                                                                             =======   =======   =======    =======    =======
Weighted average common and common
 equivalent shares outstanding ........................................       12,352    12,194    11,741     12,056     12,129
                                                                             =======   =======   =======    =======    =======

                                                                                           YEAR ENDED APRIL 30,1995
                                                                             -------------------------------------------------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                Q1        Q2        Q3         Q4       1995
                                                                             -------   -------   -------    -------    -------
Consolidated Statement of Operations Data:
Revenues ..............................................................      $10,074   $12,184   $13,830    $14,002    $50,090
Cost of revenues ......................................................        5,122     6,132     6,968      7,089     25,311
                                                                             -------   -------   -------    -------    -------
  Gross profit ........................................................        4,952     6,052     6,862      6,913     24,779
                                                                             -------   -------   -------    -------    -------
Operating expenses:
  Research and development.............................................        1,272     1,536     1,653      1,867      6,328
  Sales and marketing .................................................        1,441     1,544     1,576      1,745      6,306
  General and administrative ..........................................          555       691       867        756      2,869
                                                                             -------   -------   -------    -------    -------
    Total operating expenses ..........................................        3,268     3,771     4,096      4,368     15,503
                                                                             -------   -------   -------    -------    -------
Operating income ......................................................        1,684     2,281     2,766      2,545      9,276
Other income, net .....................................................          104       115       363        496      1,078
                                                                             -------   -------   -------    -------    -------
Income before taxes....................................................        1,788     2,396     3,129      3,041     10,354


Provision for income taxes ............................................          667       963     1,253      1,168      4,051
                                                                             -------   -------   -------    -------    -------
Net income ............................................................      $ 1,121   $ 1,433   $ 1,876    $ 1,873    $ 6,303
                                                                             =======   =======   =======    =======    =======
Net income per share ..................................................      $   .12   $   .14   $   .15    $   .15    $   .55
                                                                             =======   =======   =======    =======    =======
Weighted average common and common
 equivalent shares outstanding ........................................        9,170    10,114    12,611     12,512     11,524
                                                                             =======   =======   =======    =======    =======

                                                                   SCHEDULE II

                      ORTEL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1996, 1995 AND 1994


                                 Balance at
                                 Beginning                                  Balance
                                     of                                     at End
Description                         Year      Additions   Deductions        of Year
- - -----------                      ----------   ---------   ----------        --------
Year ended April 30, 1994:
Allowance for doubtful
 accounts........................  100,000                                  100,000
Inventory reserve................  400,000     125,182                      525,182

Year ended April 30, 1995:
Allowance for doubtful
 accounts........................  100,000     200,000       16,651(1)      283,349
Inventory reserve................  525,182     622,186                    1,147,368

Year ended April 30, 1996:
Allowance for doubtful
 accounts.......................   283,349      41,651                      325,000
Inventory reserve............... 1,147,368                   81,341(2)    1,066,027

(1) Write-off of uncollectible accounts
(2) Write-off of obsolete materials

                                 EXHIBIT INDEX


         Exhibit No.             Document Description           Page No.
         -----------             --------------------           --------
             3.1          Certificate of Incorporation.         (Note 1)

             3.2          Bylaws of Ortel Corporation.          (Note 1)

            10.1          Lease, dated September 23, 1991,      (Note 1)
                          between Ortel Corporation and Rim
                          Development Co.

            10.2          Lease, dated May 20, 1994, between    (Note 1)
                          Ortel Corporation and Wai Fong Un.

            10.3          Consulting Agreement, dated           (Note 1)
                          January 3, 1994, between Ortel
                          Corporation and Wayne Tyler.

            10.4          Consulting Agreement, dated March     (Note 1)
                          2, 1990, as amended, between Ortel
                          Corporation and Amnon Yariv.

            10.5          Employment Agreement, dated           (Note 1)
                          September 14, 1990, between Ortel
                          Corporation and Wim H.J. Selders.

            10.6          Employment Agreement, dated           (Note 1)
                          September 14, 1990, between Ortel
                          Corporation and Israel Ury.

            10.7          Employment Agreement, dated           (Note 1)
                          September 14, 1990, between Ortel
                          Corporation and Nadav Bar-Chaim.

            10.8          1981 Incentive Stock Option Plan      (Note 1)
                          of Ortel Corporation.

            10.9          1990 Stock Option Plan of Ortel       (Note 1)
                          Corporation.

            10.10         Loan Agreement, dated September       (Note 1)
                          30, 1993, between Ortel
                          Corporation and First Interstate
                          Bank.

            10.11         Form of Indemnification Agreement.    (Note 1)

            10.12         Common Stock Purchase Agreement,      (Note 1)
                          dated March 26, 1990, between
                          Sumitomo Cement Co., Ltd. and
                          Ortel Corporation.

            10.13         Key Shareholders Agreement, dated     (Note 1)
                          as of March 26, 1990, among Wim
                          H.J. Selders, Dr. Ury, Dr. Yariv,
                          Dr. Bar-Chaim, Sumitomo Cement
                          Co., Ltd., The Ury Family Trust
                          and Ortel Corporation.

            10.14         Agreement Concerning Certain          (Note 1)
                          Financial and Business
                          Arrangements, dated as of March
                          26, 1990 between Sumitomo Cement
                          Co., Ltd. and Ortel Corporation.

            10.15         Voting Agreement of Sumitomo          (Note 1)
                          Cement Co., Ltd., dated as of
                          March 26, 1990 between Sumitomo
                          Cement Co., Ltd. and Ortel
                          Corporation.

            10.16         Agreement dated as of November 19,    (Note 1)
                          1993, between Ortel Corporation
                          and General Instrument Corporation.

            10.17         Agreement, dated as of January 24,    (Note 1)
                          1994, between Ortel Corporation
                          and General Instrument Corporation.

         Exhibit No.          Document Description           Page No.
         -----------          --------------------           --------

            10.18      Modification Agreement, dated         (Note 1)
                       1985, between Ortel Corporation
                       and certain investors.

            10.19      Class A Common Stock Purchase         (Note 1)
                       Agreement, dated as of December
                       14, 1981, between Ortel
                       Corporation and certain investors.

            10.20      1994 Equity Participation Plan of     (Note 1)
                       Ortel Corporation.

            10.21      Severance Agreement, dated as of      (Note 1)
                       August 26, 1994, between Ortel
                       Corporation and Stephen K. Workman.

            10.22 Stock Purchase Agreement dated March (Note 2) 12, 1996 between Hakan Samuelsson and Ortel Corporation

            10.23 Stock Purchase Agreement dated March (Note 2) 12, 1996 between Christa Samuelsson and Ortel Corporation

            10.24      Loan Agreement, dated June 2, 1995
                       between Ortel Corporation and Bank
                       of America

            10.25      Amendment to Loan Agreement dated
                       September 30, 1995 between Ortel
                       Coporation and First Interstate Bank

            11.1       Statement Regarding Computation of    (Note 1)
                       Per Share Earnings.

            21.1       Subsidiaries of Ortel Corporation.     Exhibit  21

            23.1       Consent of KPMG Peat Marwick LLP.      Exhibit  23
__________________
           Note 1 Previously filed by the Registrant in Registration No. 33-79188 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

           Note 2 Previously filed by the Registrant in its 8K filing dated March 26, 1996.