Form 10-Q
period 1996-10-31
ORTEL CORP/DE/
filed 1996-12-16
CIK 928878

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ____________________________________

                                   FORM 10-Q
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1996
                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                          Commission File No. 0-22598

                               ORTEL CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  95-3494360
       (State or Other Jurisdiction of                (I.R.S.Employer
       Incorporation or Organization)                 Identification No.)

           2015 WEST CHESTNUT STREET, ALHAMBRA, CALIFORNIA 91803-1542
              (Address of Principal Executive Offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code: (818) 281-3636

                                not applicable
   -----------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No _____
                                               ---

   As of October 31, 1996, there were 11,462,725 shares of the registrant's $.001 par value Common Stock outstanding.

                              Page 1 of 16 Pages
                           Exhibit Index on Page 15

                               ORTEL CORPORATION

                                     INDEX


PART I.          FINANCIAL INFORMATION                                 Page(s)
                                                                       -------
Item 1.          Financial Statements

                      Condensed Consolidated Balance
                      Sheets as of October 31, 1996
                      (unaudited) and April 30, 1996 (audited)            3


                      Condensed Consolidated Statements
                      of Income (unaudited) for the
                      fiscal quarter and six months ended
                      October 31, 1996 and 1995                           4


                      Condensed Consolidated Statements
                      of Cash Flows (unaudited) for the
                      six months ended October 31, 1996 and 1995          5


                      Notes to Condensed Consolidated                     6
                      Financial Statements

Item 2.               Management's Discussion and
                      Analysis of Financial Condition and
                      Results of Operations                               8



PART II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders     13

Item 6.          Exhibits and Reports on Form 8-K                        13

Signatures                                                               14

 Index to Exhibits                                                       15

PART I  -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               ORTEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                           October 31,    April 30,
                                               1996          1996
                                           ------------   ----------
ASSETS                                     (unaudited)    (audited)
------

Current assets:
  Cash and cash equivalents                    $11,821      $15,573
  Short-term investments                        23,121       23,299
  Accounts receivable (net)                     12,862        9,024
  Other receivables                              1,390          668
  Inventories                                   10,004        9,736
  Prepaid and other current assets               2,792        2,339
                                               -------      -------
Total current assets                            61,990       60,639

Property, equipment and improvements  (net)     16,087       13,396
Intangible assets                                3,032        1,804
Other assets                                     3,149        1,618
                                               -------      -------
Total assets                                   $84,258      $77,457
                                               =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                             $ 4,477      $ 3,470
  Accrued liabilities                            5,436        5,539
  Income taxes payable                             971          503
                                               -------      -------
Total current liabilities                       10,884        9,512
                                               -------      -------
Deferred income                                    471          456
Deferred income taxes                            1,316        1,032
Notes payable                                        -            6
Minority interest                                  225          177

Stockholders' equity:
 Preferred stock, $.001 par value;
  authorized 5,000,000 shares, none
  issued and outstanding                             -            -

 Common stock, $.001 par value,
  authorized 25,000,000 shares, issued
  and outstanding 11,462,725 and
  11,358,810 at October 31, 1996 and
  April 30, 1996, respectively                      11           11


 Additional paid-in capital                     52,953       51,369
 Retained earnings                              20,330       16,397
 Loans receivable                               (1,172)      (1,506)
 Deferred distribution costs                      (731)          --
 Unrealized gains on investments                   (22)          --
 Cumulative effect of foreign currency
  translation                                       (7)           3
                                               -------      -------
Net stockholders' equity                       $71,362      $66,274
                                               -------      -------

Total liabilities and stockholders' equity     $84,258      $77,457
                                               =======      =======

 See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                           Three Months Ended     Six Months Ended
                                               October 31,           October 31,
                                           -------------------   -------------------
                                             1996       1995       1996       1995
                                           --------   --------   --------   --------

Revenues                                    $20,874    $14,445    $38,126    $28,868
Cost of revenues                             10,904      7,243     19,802     14,580
                                            -------    -------    -------    -------

  Gross profit                                9,970      7,202     18,324     14,288

Operating expenses:
  Research and development                    3,218      2,220      5,776      4,478
  Sales and marketing                         2,303      2,053      4,694      3,877
  General and administrative                  1,647        896      2,852      1,662
                                            -------    -------    -------    -------

    Total operating expenses                  7,168      5,169     13,322     10,017
                                            -------    -------    -------    -------

Operating income                              2,802      2,033      5,002      4,271

Other income, net                               357        485        811        948
                                            -------    -------    -------    -------

Income before income taxes                    3,159      2,518      5,813      5,219

Provision for income taxes                    1,013        890      1,880      1,907
                                            -------    -------    -------    -------

Net income                                  $ 2,146    $ 1,628    $ 3,933    $ 3,312
                                            =======    =======    =======    =======

Shares and common equivalent shares
 used in computation of net income per
 share (000s)                                12,589     12,194     12,607     12,288
                                            =======    =======    =======    =======


Net income per share                           $.17       $.13       $.31       $.27
                                            =======    =======    =======    =======


     See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                       Six Months Ended
                                                  ---------------------------
                                                  October 31,    October 31,
                                                     1996           1995
                                                  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 3,933       $  3,312
Adjustments to reconcile net income to
 net cash provided by (used in) operating
  activities:
   Depreciation and amortization                        2,006          1,452
   Gain on disposal of equipment                            5            (10)
   Minority interest in subsidiaries                       48             33
 Changes in operating assets and liabilities:
  (Increase) decrease in:
   Receivables                                         (4,560)           465
   Inventories                                           (268)        (1,749)
   Prepaid and other assets                              (285)          (411)
Increase (decrease) in:
   Accounts payable and accrued
    liabilities                                           897         (1,332)
   Deferred income                                         15              -
   Income taxes payable                                   753           (876)
                                                      -------       --------
Net cash (used in) provided by                          2,544            884
 operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (4,550)        (3,813)
Proceeds from sale of equipment                             -             19
Investment in Photon                                   (1,698)             -
Intangible assets                                      (1,382)             -
Short-term investments                                    178         (8,134)
Increase in valuation of short-term
 investments                                              (22)             -
                                                      -------       --------
Net cash provided by (used in)                         (7,474)       (11,928)
 investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net             1,585          1,240
Notes receivable from stockholders                        334           (511)
Deferred distribution costs                              (731)             -
                                                      -------       --------
Net cash provided by (used in)
 financing activities                                   1,188            729

Effect of exchange rate changes on cash                   (10)          (110)
                                                      -------       --------
Net increase (decrease) in cash and
 equivalents                                           (3,752)       (10,425)
Cash and cash equivalents, beginning of                15,573         23,804
 period                                               -------       --------
Cash and cash equivalents, end of period              $11,821       $ 13,379
                                                      =======       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
  Interest paid                                       $     3       $      2
  Income taxes paid                                   $ 1,512       $  2,938

     See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1996, which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position at October 31, 1996, and the condensed consolidated results of operations for the three- and six-month periods ended October 31, 1996 and October 31, 1995, and the condensed consolidated cash flows for the six-month periods ended October 31, 1996, and October 31, 1995, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's annual report for the fiscal year ended April 30, 1996.

    The results of operations for the three-month and six-month periods ended October 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.


2.  Per Share Information
    ---------------------

    Net income per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options.

    Net income per share for all periods presented is summarized as follows (in thousands, except per share data):

                                          Three Months Ended   Six Months Ended
                                              October 31          October 31
                                          ------------------   -----------------
                                            1996      1995      1996      1995
                                          --------   -------   -------   -------

Net income                                 $ 2,146   $ 1,628   $ 3,933   $ 3,312
                                           =======   =======   =======   =======

Weighted average shares outstanding:
Common shares issued                        11,412    11,300    11,430    11,258
Stock options                                1,177       894     1,177     1,030
                                           -------   -------   -------   -------
Total                                       12,589    12,194    12,607    12,288
                                           =======   =======   =======   =======

Net income per share                       $   .17   $   .13   $   .31   $   .27
                                           =======   =======   =======   =======



    For the three-month and six-month periods ended October 31, 1996 and 1995, fully diluted income per share did not differ materially from primary income per share; accordingly, fully diluted income per share has not been presented.

3.  Income taxes
    ------------

    Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.


4.  Inventories
    -----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                     October 31, 1996    April 30, 1996
                     -----------------   ---------------
                        (unaudited)         (audited)

Raw materials                 $ 2,783            $2,617

Work-in-process                 6,440             6,797

Finished goods                    781               322
                              -------            ------
                              $10,004            $9,736
                              =======            ======

5.  Investment in unconsolidated subsidiary
    ---------------------------------------

    In October, 1996, the Company acquired a minority interest in Photon Technology Co., Ltd. (Photon) based in Shenzhen, China, with a cash investment of $2.4 million plus associated acquisition costs for a total investment of $2.9 million. The investment includes net assets valued at $1.7 million with the remainder classified as goodwill to be amortized over ten years. The operating results of Photon will be presented unconsolidated.

6.  Deferred distribution costs
    ---------------------------

    Also during the period ended October 31, 1996, 70,000 shares of non-qualified stock options were issued to the management of Photon. The value of those options under SFAS 123 "Accounting for Stock Options", is estimated to be $731,000 which will be amortized and incorporated in the operating results of Photon over seven years.

7.  Cash and cash equivalents
    -------------------------

    Cash consists of cash and cash equivalents (defined as marketable securities with original maturities of 90 days or less) in the amount of $11.8 million and $15.6 million as of October 31, 1996 and April 30, 1996 respectively, and short-term investments (marketable securities with maturities of more than 90 days) of $23.1 million and $23.3 million as of October 31, 1996, and April 30, 1996, respectively. Under Financial Accounting Standards Board Statement 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the unaudited condensed consolidated financial statements included herein. The discussion in this section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item.

RESULTS OF OPERATIONS

    The following table sets forth the statements of income as a percentage of revenues.

                                   Three Months Ended     Six Months Ended
                                      October 31,           October 31,
                                  --------------------
                                    1996        1995       1996      1995
                                  ---------   --------   --------   -------
Revenues                             100.0%     100.0%     100.0%    100.0%

Cost of revenues                      52.2       50.1       51.9      50.5
                                     -----      -----      -----     -----

  Gross profit                        47.8       49.9       48.1      49.5

Operating expenses:

  Research and development            15.4       15.4       15.2      15.5

  Sales and marketing                 11.1       14.2       12.3      13.4

  General and administrative           7.9        6.2        7.5       5.8
                                     -----      -----      -----     -----

  Total operating expenses            34.4       35.8       35.0      34.7
                                     -----      -----      -----     -----

Operating income                      13.4       14.1       13.1      14.8

Other income, net                      1.7        3.4        2.1       3.3
                                     -----      -----      -----     -----

  Income before income taxes          15.1       17.5       15.2      18.1

Provision for income taxes             4.8        6.2        4.9       6.6
                                     -----      -----      -----     -----

  Net income                          10.3%      11.3%      10.3%     11.5%
                                     =====      =====      =====     =====

    The Company's quarterly operating results have fluctuated and may continue to fluctuate as a result of factors including changes in market demand, prices of the Company's or its competitors' products, increased competition, new product introduction by the Company or its competition, market acceptance of new or existing products, manufacturing yields, the cost and availability of components, the mix of the Company's customer base or sales channels, the mix of products sold, the level of international sales and general economic conditions. In addition, since a significant portion of the Company's business is derived from orders placed by a few large customers, the timing of such orders has caused and may continue to cause material fluctuations in the Company's business and operating results.

Revenues

    The following table highlights certain aspects of the Company's revenues for the three-month and six-month periods ended October 31, 1996 and 1995.

                                Three Months Ended     Six Months Ended
                                   October 31,            October 31,
                                 1996        1995       1996       1995
                               ---------   --------   --------   --------
Revenues (thousands)            $20,874    $14,445    $38,126    $28,868
                                =======    =======    =======    =======
As a percent of revenues:
  Broadband products:              82.2%      68.1%      80.8%      70.5%
  Other products                   17.8%      31.9%      19.2%      29.5%
                                -------    -------    -------    -------
          Total                   100.0%     100.0%     100.0%     100.0%
                                =======    =======    =======    =======
Geographic coverage:
  Domestic                         71.7%      75.2%      70.9%      73.8%
  International                    28.3%      24.8%      29.1%      26.2%
                                -------    -------    -------    -------
          Total                   100.0%     100.0%     100.0%     100.0%
                                =======    =======    =======    =======


SECOND QUARTER

    Revenues of $20.9 million for the second quarter ended October 31, 1996 increased by $6.4 million or 45% from $14.4 million in the comparable quarter of the previous year. Total revenues from broadband products were $17.2 million and 74% higher than prior year period due primarily to increased sales to the Company's core broadband customers and the addition of a new domestic broadband customer. Revenues of $3.7 million from the sale of products for wireless, satellite communications and all other applications decreased $877,000 or 19% compared to the prior year period due primarily to the loss of a domestic customer who competes with the Company's newly acquired subsidiary (Avitec AB) for the sale of certain wireless products.


    Sales to international customers totaled $5.9 million or approximately 28% of revenues for the second quarter of fiscal 1997 compared to $3.6 million or approximately 25% of revenues for the comparable quarter last year, an increase of 65%. Sales made through the Company's subsidiaries in Germany, France and Sweden accounted for approximately 58% of these total international revenues.


Gross Profit

    Gross profit of $10.0 million for the second quarter of fiscal 1997 represented 47.8% of revenue compared to 49.9% in the comparable period last year. The decrease in gross margin percentage is primarily due to the inclusion of results for Avitec AB of Sweden acquired in March, 1996. The Company expects that the results of operations for Avitec will continue to impact year-to-year gross margin percentage comparisons for the balance of the current fiscal year.


Research and Development

    Research and development expenses of $3.2 million for the second quarter of fiscal 1997 increased by $1.0 million or 45% from the comparable quarter last year. Notwithstanding a 45% increase in revenue, research and development expense as a percentage of revenues remained unchanged at 15.4%. The increase in spending primarily reflects additional compensation expense and the cost of materials associated with an expansion in the Company's R&D program.

    The Company nets research and development contract revenues against research and development costs. The total contract revenues for the second quarters of fiscal 1997 and 1996 were $489,000 and $363,000, respectively.

Sales and Marketing

    Sales and marketing expenses of $2.3 million for the second quarter of fiscal 1997 increased by $250,000 or 12% from $2.1 million for the comparable quarter last year, and decreased as a percentage of revenues to 11.1% for the second quarter of fiscal 1997 from 14.2% for the comparable quarter of fiscal 1996. The increase in spending primarily reflects additional compensation expense associated with an increase in personnel.

General and Administrative

General and administrative expenses of $1.6 million for the second quarter of fiscal 1997 increased by $751,000 or 84% from $896,000 for the comparable period last year and increased as a percentage of revenues to 7.9% for the second quarter of fiscal 1997 from 6.2% for the comparable quarter of fiscal 1996. The increase over the prior year period is primarily related to including the administrative costs of Avitec and the amortization of intangible assets related to that acquisition which occurred in the fourth quarter of fiscal year 1996.


YEAR-TO-DATE

    Revenues of $38.1 million for the six months ended October 31, 1996 increased by $9.2 million or 32% from $28.9 million in the comparable period of the previous year. Total revenues from broadband products increased $10.5 million or 51% compared to the prior year period due primarily to increased sales to the Company's core broadband customers and the addition of a new domestic broadband customer. Revenues of $7.3 million from the sale of products for wireless, satellite communications, and all other applications decreased by $1.2 million or 14% compared to the prior year period, reflecting the loss of revenue from a domestic customer who competes with the Company's newly acquired subsidiary (Avitec AB) for the sale of certain wireless products.

    Sales to international customers were $11.1 million or 29% of revenues for the first six months of fiscal 1997 compared to $7.6 million or 26% of revenues for the comparable period last year, an increase of 47%. Sales made through the Company's subsidiaries in Germany, France and Sweden accounted for approximately 57% of these total international revenues.


Gross Profit

    Gross profit of $18.3 million for the first six months of fiscal 1997 represented 48.1% of revenue compared to 49.5% in the comparable period last year. The decrease in gross margin percentage is primarily due to the inclusion of results of operations for Avitec AB of Sweden acquired in March, 1996. The Company expects that the results of Avitec will continue to impact year-to-year gross margin percentage comparisons for the last half of the current fiscal year.

Research and Development

    Research and development expenses of $5.8 million for the first six months of fiscal 1997 increased by $1.3 million or 29% from the comparable period last year. As a percentage of revenue, research and development decreased to 15.2% for the first six months of fiscal 1997 from 15.5% in the comparable period of fiscal 1996. The increase primarily reflects additional compensation expense and the cost of materials associated with an expansion in the Company's R&D program.

    The Company nets research and development contract revenues against research and development costs. The total contract revenues for the first six months of fiscal 1997 and 1996 were $1.1 million and $.4 million, respectively.


Sales and Marketing

    Sales and marketing expenses of $4.7 million for the first six months of fiscal 1997 increased by $817,000 or 21% from $3.9 million for the comparable period last year. Sales and marketing as a percentage of revenues decreased to 12.3% in the first six months of fiscal 1997 from 13.4% in the same period in fiscal 1996. The increase primarily reflects additional compensation expense associated with an increase in personnel.


General and Administrative

    General and administrative expenses of $2.9 million for the first six months of fiscal 1997 increased by $1.2 million or 72% from $1.7 million for the comparable period last year and increased as a percentage of revenues to 7.5% in fiscal 1997 from 5.8% in fiscal 1996. The increase over the prior year period is primarily related to including the administrative costs of Avitec and the amortization of intangible assets related to that acquisition which occurred in the fourth quarter of fiscal year 1996.


LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 1996, the Company had working capital of $51.1 million, including $11.8 million in cash and $23.1 million in short-term investments. For the six-month period ended October 31, 1996, the Company's operating activities provided cash of $2.6 million. Cash from operating activities includes net income of $3.9 million plus depreciation of $2.0 million offset by an increase in working capital requirements of $3.3 million. Additional working capital requirements for the first half of the year are primarily related to an increase in trade receivable of $3.8 million (up 43% from April 30, 1996, compared to an increase in revenue of 36%) and an increase of $.7 million primarily in contracts receivable.

    As of October 31, 1996, the Company maintained an unsecured line of credit of $13.0 million consisting of a revolving line of credit totaling $5.0 million expiring on May 1, 1997 and a non-revolving line of credit totaling $8.0 million with a term repayment option expiring on December 31, 1996. Interest rates under both credit facilities vary according to market rates of interest. In addition, the Company has a commitment for a $2.0 million unsecured credit facility with another banking institution. There were no borrowings outstanding under any of these credit facilities at October 31, 1996.

    The Company anticipates that its present cash balances and short-term investments together with internally generated funds and credit lines will be sufficient to meet its working capital and capital expenditure needs throughout fiscal 1997.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders was held September 27, 1996 for the following purposes:

     1. Proposal One: The election of the following members of the Board of Directors was approved as follows:

        Name                            For             Withhold
        ----                            ---             --------
        Tatsutoku Honda              8,531,209           27,824
        Hal M. Krisbergh             8,551,599            7,434
        Israel Ury                   8,549,599            9,434
        Ronald Young                 8,551,499            7,534

     2. Proposal Two: The ratification of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ended April 30, 1997 was approved as follows:

           For              Against            Abstain           Not Voted
           ---              -------            -------           ---------
        8,542,943            8,010              8,080            2,888,917

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a.  Exhibits.

        Reference is hereby made to the Exhibit Index commencing on page 15.

    b. No reports were filed on Form 8-K during the quarter ended October 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: December 13, 1996         ORTEL CORPORATION
                                    (Registrant)


                                By: /s/ Wim H.J. Selders
                                    -------------------------------------
                                    Wim H.J. Selders,
                                    President and Chief Executive Officer



                                By: /s/ Stephen K. Workman
                                    -------------------------------------
                                    Stephen K. Workman,
                                    Vice President, Finance and Chief Financial
                                    Officer


EXHIBIT INDEX

Exhibit No.   Document Description                       Page No.
                                                         --------
        3.1   Certificate of Incorporation.              (Note 1)
        3.2   Bylaws of Ortel Corporation.               (Note 1)
       10.1   Lease, dated September 23, 1991,
              between Ortel Corporation and Rim
              Development Co.                            (Note 1)
       10.2   Lease, dated May 20, 1994, between
              Ortel Corporation and Wai Fong Un.         (Note 1)
       10.3   Consulting Agreement, dated January 3,
              1994, between Ortel Corporation and
              Wayne Tyler.                               (Note 1)
       10.4   Consulting Agreement, dated March 2,
              1990, as amended, between Ortel
              Corporation and Amnon Yariv.               (Note 1)
       10.5   Employment Agreement, dated September
              14, 1990, between Ortel Corporation and
              Wim H.J. Selders.                          (Note 1)
       10.6   Employment Agreement, dated September
              14, 1990, between Ortel Corporation and
              Israel Ury.                                (Note 1)
       10.7   Employment Agreement, dated September
              14, 1990, between Ortel Corporation and
              Nadav Bar-Chaim.                           (Note 1)
       10.8   1981 Incentive Stock Option Plan of
              Ortel Corporation.                         (Note 1)
       10.9   1990 Stock Option Plan of Ortel
              Corporation.                               (Note 1)
      10.10   Loan Agreement, dated September 30,
              1993, between Ortel Corporation and
              First Interstate Bank.                     (Note 1)
      10.11   Form of Indemnification Agreement.         (Note 1)
      10.12   Common Stock Purchase Agreement, dated
              March 26, 1990, between Sumitomo Cement
              Co., Ltd. and Ortel Corporation.           (Note 1)
      10.13   Key Shareholders Agreement, dated as of
              March 26, 1990, among Wim H.J. Selders,
              Dr. Ury, Dr. Yariv, Dr. Bar-Chaim,
              Sumitomo Cement Co., Ltd., The Ury
              Family Trust and Ortel Corporation.        (Note 1)
      10.14   Agreement Concerning Certain Financial
              and Business Arrangements, dated as of
              March 26, 1990 between Sumitomo Cement
              Co., Ltd. and Ortel Corporation.           (Note 1)
      10.15   Voting Agreement of Sumitomo Cement
              Co., Ltd., dated as of March 26, 1990
              between Sumitomo Cement Co., Ltd. and
              Ortel Corporation.                         (Note 1)
      10.16   Agreement dated as of November 19,
              1993, between Ortel Corporation and
              General Instrument Corporation.            (Note 1)
      10.17   Agreement, dated as of January 24,
              1994, between Ortel Corporation and
              General Instrument Corporation.            (Note 1)
      10.18   Modification Agreement, dated 1985,
              between Ortel Corporation and certain
              investors.                                 (Note 1)
      10.19   Class A Common Stock Purchase
              Agreement, dated as of December 14,
              1981, between Ortel Corporation and
              certain investors.                         (Note 1)
      10.20   1994 Equity Participation Plan of Ortel
              Corporation.                               (Note 1)
      10.21   Severance Agreement, dated as of August
              26, 1994, between Ortel Corporation and
              Stephen K. Workman.                        (Note 1)
      10.22   Stock Purchase Agreement dated March
              12, 1996 between Hakan Samuelsson and
              Ortel Corporation                          (Note 2)
      10.23   Stock Purchase Agreement dated March
              12, 1996 between Christa Samuelsson and
              Ortel Corporation                          (Note 2)


      10.24   Loan Agreement, dated June 2, 1995
              between Ortel Corporation and Bank of
              America                                    (Note 3)
      10.25   Amendment to Loan Agreement dated
              September 30, 1995 between Ortel
              Corporation and First Interstate Bank.     (Note 3)
       11.1   Statement Regarding Computation of Per
              Share Earnings.                            (Note 1)
       21.1   Subsidiaries of Ortel Corporation.         (Note 3)
       23.1   Consent of KPMG Peat Marwick LLP.          (Note 3)
       27.    Financial Data Schedule
-------------------
  Note 1      Previously filed by the Registrant in
              Registration No. 33-79188 and
              incorporated by reference herein
              pursuant to Rule 12b-32 of the Exchange
              Act.
  Note 2      Previously filed by the Registrant in
              its 8-K filing dated March 26, 1996
  Note 3      Previously filed by the Registrant in
              its 10-K filing for the year ended
              April 30, 1996


