Form 10-Q
period 1997-01-31
ORTEL CORP/DE/
filed 1997-03-14
CIK 928878

                                    FORM 10-Q


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 1997


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               not applicable
________________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ----      ----
   As of January 31, 1997, there were 11,508,443 shares of the registrant's $.001 par value Common Stock outstanding.

                                 Page 1 of 17
                           Exhibit Index on Page 16

                               ORTEL CORPORATION

                                     INDEX

                                                                                       Page(s)
                                                                                       ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

              Condensed Consolidated Balance Sheets as of January 31, 1997
              (unaudited) and April 30, 1996 (audited)..............................      3

              Condensed Consolidated Statements of Income (unaudited) for the
              fiscal quarter and nine months ended January 31, 1997 and 1996........      4

              Condensed Consolidated Statements of Cash Flows (unaudited) for
              the nine months ended January 31,1997 and 1996........................      5

              Notes to Condensed Consolidated Financial Statements..................      6

 Item 2.    Management's Discussion and  Analysis of Financial Condition and
            Results of Operations...................................................      8


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K........................................     14

Signatures..........................................................................     15

Index to Exhibits...................................................................     16

PART I  -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               ORTEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                             January 31,    April 30,
                                                                                1997          1996
                                                                          -------------------------------
ASSETS                                                                       (unaudited)    (audited)
------

Current assets:

  Cash and cash equivalents.........................................            $ 8,862      $15,573
  Short-term investments............................................             25,451       23,299
  Accounts receivable (net).........................................             13,444        9,024
  Other receivables.................................................              1,490          668
  Inventories (note 4)..............................................             12,036        9,736
  Prepaid and other current assets..................................              3,040        2,339
                                                                                -------      -------
Total current assets................................................             64,323       60,639

Property, equipment and improvements (net)..........................             17,703       13,396
Intangible assets (note 5)..........................................              2,929        1,804
Other assets (note 5)...............................................              3,428        1,618
                                                                                -------      -------
Total assets........................................................            $88,383      $77,457
                                                                                =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable..................................................              5,757      $ 3,470
  Accrued liabilities...............................................              6,223        5,539
  Income taxes payable..............................................              1,130          503
                                                                                -------       ------
Total current liabilities...........................................             13,110        9,512
Deferred income.....................................................                427          456
Deferred income taxes...............................................              1,301        1,032
Notes payable.......................................................                  -            6
Minority interest...................................................                230          177

Stockholders' equity:

 Preferred stock, $.001 par value; authorized 5,000,000 shares, none
  issued and outstanding............................................                  -            -
 Common stock, $.001 par value; authorized 25,000,000 shares, issued and outstanding 11,508,443 and 11,358,810 at January 31, 1997 and
   April 30, 1996, respectively.....................................                 12           11
 Additional paid-in capital.........................................             53,167       51,369
 Retained earnings..................................................             22,419       16,397
 Loans receivable...................................................             (1,312)      (1,506)
 Deferred distribution costs (note 6)...............................               (708)           -
 Unrealized gains on investments....................................                (22)           -
 Cumulative effect of foreign currency translation..................               (241)           3
                                                                                -------      -------
Net stockholders' equity............................................             73,315      $66,274
                                                                                -------      -------
 Total liabilities and stockholders'................................            $88,383      $77,457
 equity.............................................................            =======      =======

 See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                                    Three Months Ended       Nine Months Ended
                                                                       January  31,             January 31,
                                                                    ------------------     -------------------
                                                                     1997        1996        1997        1996
                                                                    -------     -------     -------     -------
Revenues...................................................         $22,967     $13,400     $61,093     $42,268
Cost of revenues...........................................          11,829       6,850      31,631      21,431
                                                                    -------     -------     -------     -------
   Gross profit............................................          11,138       6,550      29,462      20,837

Operating expenses:
   Research and development................................           3,808       2,330       9,584       6,807
   Sales and marketing.....................................           2,643       1,919       7,337       5,795
   General and administrative..............................           1,809         784       4,661       2,446
                                                                    -------     --------    -------     -------

    Total operating expenses...............................           8,260       5,033      21,582      15,048
                                                                    -------     --------    -------     -------

Operating income...........................................           2,878       1,517       7,880       5,789

Interest income (net)......................................             335         445       1,110       1,395
Other non-operating income/(expense).......................            (257)        (36)       (221)        (38)
                                                                    -------     --------    -------     -------

Income before income taxes.................................           2,956       1,926       8,769       7,146

Provision for income taxes.................................             867         514       2,747       2,421
                                                                    -------     --------    -------     -------

Net income (note 3)........................................         $ 2,089     $ 1,412     $ 6,022     $ 4,725
                                                                    =======     =======     =======     =======

Shares and common equivalent shares used in computation
 of net income per share (000s)............................          12,585      11,741      12,598      12,151
                                                                    =======     =======     =======     =======

 Net income per share (note 2).............................         $   .17     $   .12     $   .48     $   .39
                                                                    =======     =======     =======     =======

     See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                        Nine Months Ended
                                                               -------------------------------------
                                                                    January  31,    January  31,
                                                                       1997            1996
                                                                       ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................           $  6,022        $  4,725
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization.........................              3,250           2,238
   Gain on disposal of equipment.........................                (92)            (10)
   Minority interest in subsidiaries.....................                 53             (46)
 Changes in operating assets and liabilities:
  (Increase) decrease in:
   Receivables...........................................             (5,241)            865
   Inventories...........................................             (2,300)         (1,337)
   Prepaid and other assets..............................               (844)           (772)
Increase (decrease) in:
   Accounts payable and accrued liabilities..............              2,965            (203)
   Deferred income.......................................                (28)              -
   Income taxes payable..................................                896            (611)
                                                                    ---------       ---------
Net cash (used in) provided by operating activities......              4,681           4,849


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.....................................             (7,168)         (5,520)
Proceeds from sale of equipment..........................                -                19
Investment in Photon.....................................             (1,708)              -
Intangible assets........................................             (1,382)              -
Short-term investments...................................             (2,153)        (10,074)
Increase in valuation of short-term investments..........                (22)            195
                                                                    ---------       ---------
Net cash provided by (used in) investing activities                  (12,433)        (15,380)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net..............              1,799             299
Notes receivable from stockholders.......................                194            (436)
Deferred distribution costs..............................               (708)              -
                                                                    ---------       ---------
Net cash provided by (used in) financing activities......              1,285            (137)

Effect of exchange rate changes on cash..................               (244)           (141)
                                                                    ---------       ---------
Net increase (decrease) in cash and equivalents..........             (6,711)        (10,809)
Cash and cash equivalents, beginning of period...........             15,573          23,804
                                                                    ---------       ---------
Cash and cash equivalents, end of period.................           $  8,862        $ 12,995
                                                                    =========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
  Interest paid..........................................            $     8        $      2
  Income taxes paid......................................            $ 2,435        $  3,087

     See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1996, which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position at January 31, 1997, and the condensed consolidated results of operations for the three-month and nine-month periods ended January 31, 1997 and January 31, 1996, and the condensed consolidated cash flows for the nine-month periods ended January 31, 1997, and January 31, 1996, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's annual report for the fiscal year ended April 30, 1996.

    The results of operations for the three-month and nine-month periods ended January 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.


2.  Per Share Information
    ---------------------

    Net income per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options.

    Net income per share for all periods presented is summarized as follows (in thousands, except per share data):

                                          Three Months Ended   Nine Months Ended
                                              January 31          January 31
                                       -----------------------------------------
                                            1997      1996      1997      1996
                                           -------   -------   -------   -------

Net income.............................    $ 2,089   $ 1,412   $ 6,022   $ 4,725
                                           =======   =======   =======   =======

Weighted average shares outstanding:
  Common shares issued.................     11,490    11,384    11,441    11,298
  Stock options........................      1,095       357     1,157       853
                                           -------   -------   -------   -------
     Total.............................     12,585    11,741    12,598    12,151
                                           =======   =======   =======   =======

Net income per share...................    $   .17   $   .12   $   .48   $   .39
                                           =======   =======   =======   =======


    For the three-month and nine-month periods ended January 31, 1997 and 1996, fully diluted income per share did not differ materially from primary income per share; accordingly, fully diluted income per share has not been presented.

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

3.    Income taxes
      ------------

    Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.


4.    Inventories
      -----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                     January  31, 1997    April 30, 1996
                  --------------------------------------
                        (unaudited)          (audited)

Raw materials.....             $ 3,780            $2,617

Work-in-process...               7,537             6,797

Finished goods....                 719               322
                               -------            ------
                               $12,036            $9,736
                               =======            ======

5.  Investment in unconsolidated subsidiary
    ---------------------------------------

    In October, 1996, the Company acquired a minority (34%) interest in Photon Technology Co., Ltd. "Photon" based in Shenzhen, China, with a cash investment of $2.4 million plus associated acquisition costs for a total investment of $2.9 million. The investment includes net assets valued at $1.7 million with the remainder classified as goodwill to be amortized over ten years. The operating results of Photon will be presented based on the equity basis of accounting.


6.  Deferred distribution costs
    ---------------------------

    During the period ended October 31, 1996, 70,000 shares of non-qualified stock options were issued to the management of Photon. The value of those options under SFAS 123 "Accounting for Stock Options", is estimated to be $731,000 which will be amortized and incorporated into the operating results over seven years.

7.    Cash and  cash equivalents
      --------------------------

    Cash consists of cash and cash equivalents (defined as marketable securities with original maturities of 90 days or less) in the amount of $8.9 million and $15.6 million as of January 31, 1997 and April 30, 1996 respectively, and short-term investments (marketable securities with maturities of more than 90 days) of $25.5 million and $23.3 million as of January 31, 1997, and April 30, 1996, respectively. Under Financial Accounting Standards Board Statement 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

RESULTS OF OPERATIONS

    The following table sets forth the statements of income as a percentage of revenues.


                                   Three Months Ended     Nine Months Ended
                                      January 31,           January  31,
                               --------------------------------------------
                                      1997       1996       1997       1996
                                     -----      -----      -----      -----

Revenues.......................      100.0%     100.0%     100.0%     100.0%

Cost of revenues...............       51.5       51.1       51.8       50.7
                                     -----      -----      -----      -----

  Gross profit.................       48.5       48.9       48.2       49.3

Operating expenses:

  Research and development.....       16.6       17.4       15.7       16.1

  Sales and marketing..........       11.5       14.3       12.0       13.7

  General and administrative...        7.9        5.9        7.6        5.8
                                     -----      -----      -----      -----

  Total operating expenses.....       36.0       37.6       35.3       35.6
                                     -----      -----      -----      -----

Operating income...............       12.5       11.3       12.9       13.7

Other income, net..............         .4        3.1        1.5        3.2
                                     -----      -----      -----      -----

  Income before income taxes...       12.9       14.4       14.4       16.9

Provision for income taxes.....        3.8        3.8        4.5        5.8
                                     -----      -----      -----      -----

  Net income...................        9.1%      10.6%       9.9%      11.1%
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

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    The following table highlights certain aspects of the Company's revenues for the three-month and nine-month periods ended January 31, 1997 and 1996.

                                   Three Months Ended     Nine Months Ended
                                      January 31,            January 31,
                                   -----------------     ------------------
                                     1997       1996       1997       1996
                                   -------    -------    -------    -------
Revenues (thousands)

  Broadband products...........    $18,274    $ 9,984    $49,093    $30,343
  Other products...............      4,693      3,416     12,000     11,925
                                   -------    -------    -------    -------
          Total................    $22,967    $13,400    $61,093    $42,268
                                   =======    =======    =======    =======

Geographic coverage:
  Domestic.....................    $15,597    $ 8,192    $42,311    $29,496
  International................      7,370      5,208     18,782     12,772
                                   -------    -------    -------    -------
          Total................    $22,967    $13,400    $61,093    $42,268
                                   =======    =======    =======    =======


As a percent of revenues:
  Broadband products...........       79.6%      74.5%      80.4%      71.8%
  Other products...............       20.4       25.5       19.6       28.2
                                   -------    -------    -------    -------
          Total................      100.0%     100.0%     100.0%     100.0%
                                   =======    =======    =======    =======
Geographic coverage:
  Domestic.....................       67.9%      61.1%      69.3%      69.8%
  International................       32.1       38.9       30.7       30.2
                                   -------    -------    -------    -------
          Total................      100.0%     100.0%     100.0%     100.0%
                                   =======    =======    =======    =======


THIRD QUARTER

Revenues

    Revenues of $23.0 million for the third quarter ended January 31, 1997, increased by $9.6 million or 71% from $13.4 million in the comparable quarter of the previous year. Total revenues from broadband products were $18.3 million, 83% higher than prior year period, due primarily to increased sales to the Company's core broadband customers and the addition of a new domestic broadband customer. Revenues of $4.7 million from the sale of products for wireless, satellite communications and all other applications increased $1.3 million or 37% compared to the prior year period.

    Sales to international customers totaled $7.4 million or approximately 32% of revenues for the third quarter of fiscal 1997 compared to $5.2 million or approximately 39% of revenues for the comparable quarter last year, an increase of 42%. Sales made through the Company's subsidiaries in Germany, France and Sweden accounted for approximately 48% of these total international revenues. In addition, the Company is aware that some sales to domestic customers ultimately have international destinations.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Revenues (continued)

    In conjunction with its earnings release on February 24, 1997, the Company stated that it has reduced expectations for the core broadband business based on a recent slowing of domestic orders that will have an effect on the current fourth quarter and the first quarter of fiscal 1998. Order rates for repeaters and other new product introductions are not expected to fully offset the domestic broadband weakness. Revenues for the fourth quarter may be relatively flat or slightly less than this year's third quarter, although well ahead of last year's fourth quarter.


Gross Profit

    Gross profit of $11.1 million for the third quarter of fiscal 1997 represented 48.5% of revenue compared to 48.9% in the comparable period last year. The decrease in gross margin percentage is primarily due to the inclusion of results of operations for Avitec AB of Sweden acquired in March, 1996. The Company expects that the results of Avitec will continue to impact year-to-year gross margin percentage comparisons for the balance of the current fiscal year.


Research and Development

    Research and development expenses of $3.8 million for the third quarter of fiscal 1997 increased by $1.5 million or 63% from the comparable quarter last year. The increase in spending primarily reflects additional compensation expense and the cost of materials associated with an expansion in the Company's R&D program as well as the effect of the acquisition of Avitec in March of last year. With a 71% increase in revenues, research and development expense as a percentage of revenues decreased to 16.6% compared to 17.4% in the comparable quarter last year.

    Because the Company nets research and development contract revenues against research and development costs, R&D spending also increased compared to the prior year as total contract revenues for the third quarters of fiscal 1997 and 1996 were $163,000 and $444,000, respectively.


Sales and Marketing

    Sales and marketing expenses of $2.6 million for the third quarter of fiscal 1997 increased by $724,000 or 38% from $1.9 million for the comparable quarter last year, but decreased as a percentage of revenues to 11.5% for the third quarter of fiscal 1997 from 14.3% for the comparable quarter of fiscal 1996.
The increase in spending primarily reflects additional compensation expense associated with an increase in personnel.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

General and Administrative

    General and administrative expenses of $1.8 million for the third quarter of fiscal 1997 increased by $1.0 million or 131% from $784,000 for the comparable period last year and increased as a percentage of revenues to 7.9% for the third quarter of fiscal 1997 from 5.9% for the comparable quarter of fiscal 1996. The increase over the prior year period is primarily related to including the administrative costs of Avitec and the amortization of intangible assets related to that acquisition which occurred in the fourth quarter of fiscal year 1996 and an increase in manpower and personnel related expenses.

Other Non-Operating Expense

    Other non-operating charges of $257,000 for the third quarter include approximately $100,000 for charges related to efforts to purchase a new building which were terminated during the third quarter primarily due to an inability to secure zoning variances as well as $120,000 related to unfavorable foreign currency swings during the quarter.



YEAR-TO-DATE

Revenues

    Revenues of $61.1 million for the nine months ended January 31, 1997 increased by $18.8 million or 45% from $42.3 million in the comparable period of the previous year. Total revenues from broadband products increased $18.8 million or 62% compared to the prior year period due primarily to increased sales to the Company's core broadband customers and the addition of a new domestic broadband customer. Revenues of $12.0 million from the sale of products for wireless, satellite communications, and all other applications were unchanged compared to the prior year period. Year-to-year comparisons reflect the loss of revenue from a domestic customer who now competes with the Company for the sale of certain wireless products as a result of the acquisition of Avitec AB.

    Sales to international customers were $18.8 million or 31% of revenues for the first nine months of fiscal 1997 compared to $12.8 million or 30% of revenues for the comparable period last year, an increase of 47%. Sales made through the Company's subsidiaries in Germany, France and Sweden accounted for approximately 50% of these total international revenues. In addition, the Company is aware that some sales to domestic customers ultimately have international destinations.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Gross Profit

    Gross profit of $29.5 million for the first nine months of fiscal 1997 represented 48.2% of revenue compared to 49.3% in the comparable period last year. The decrease in gross margin percentage is primarily due to the inclusion of results of operations for Avitec AB of Sweden acquired in March, 1996. The Company expects that the results of Avitec will continue to impact year-to-year gross margin percentage comparisons for the last quarter of the current fiscal year.


Research and Development

    Research and development expenses of $9.6 million for the first nine months of fiscal 1997 increased by $2.8 million or 41% from the comparable period last year which was in line with the increase in revenue. The increase primarily reflects additional compensation expense and the cost of materials associated with an expansion in the Company's R&D program as well as the development expense at Avitec. As a percentage of revenue, research and development decreased to 15.7% for the first nine months of fiscal 1997 from 16.1% in the comparable period of fiscal 1996.

    The Company nets research and development contract revenues against research and development costs. The total contract revenues for the first nine months of fiscal 1997 and 1996 were $1.3 million and $1.0 million, respectively.


Sales and Marketing

    Sales and marketing expenses of $7.3 million for the first nine months of fiscal 1997 increased by $1.5 million or 27% from $5.8 million for the comparable period last year. The increase in spending primarily reflects additional compensation expense associated with an increase in personnel. Sales and marketing as a percentage of revenues decreased to 12.0% in the first nine months of fiscal 1997 from 13.7% in the same period in fiscal 1996.


General and Administrative

    General and administrative expenses of $4.7 million for the first nine months of fiscal 1997 increased by $2.2 million or 90% from $2.5 million for the comparable period last year and increased as a percentage of revenues to 7.6% in fiscal 1997 from 5.8% in fiscal 1996. The increase over the prior year period is primarily related to including the administrative costs of Avitec and the amortization of intangible assets related to that acquisition which occurred in the fourth quarter of fiscal year 1996 and an increase in manpower and personnel related expense

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Other Non-Operating Expense

    Other non-operating charges of $221,000 includes third quarter charges of approximately $100,000 related to efforts to purchase a new building which were terminated primarily due to an inability to secure zoning variances as well as unfavorable foreign currency swings.


LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 1997, the Company had working capital of $51.2 million, including $8.9 million in cash and $25.5 million in short-term investments. For the nine-month period ended January 31, 1997, the Company's operating activities provided cash of $4.7 million. Cash from operating activities includes net income of $6.0 million plus depreciation of $3.3 million offset by an increase in trade receivable of $4.4 million (up 47% from April 30, 1996, compared to an increase in revenue of 49% for the third quarter end January 31, 1997, as compared to the fourth quarter end April 30, 1996) and an increase of $.8 million primarily in contracts receivable. An increase in inventory of $2.3 million is primarily related to the introduction of recently announced new products and is more than offset by an increase in trade accounts payable and accrued liabilities.

    As of January 31,1997, the Company maintained an unsecured line of credit totaling $5.0 million expiring on May 1, 1997. Interest rates vary according to market rates of interest. There were no borrowings outstanding under this credit facility at January 31, 1997.

PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a.  Exhibits.

        Reference is hereby made to the Exhibit Index commencing on page 16.

    b. No reports were filed on Form 8-K during the quarter ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 10, 1997           ORTEL CORPORATION
                                    (Registrant)


                                By: /s/Wim H.J. Selders
                                    -------------------
                                    Wim H.J. Selders,
                                    President and Chief Executive Officer



                                By: /s/Stephen K. Workman
                                    ---------------------
                                    Stephen K. Workman,
                                    Vice President, Finance and Chief Financial
                                    Officer

EXHIBIT INDEX

Exhibit No.   Document Description                       Page No.
-----------   --------------------                       --------

        3.1   Certificate of Incorporation.              (Note 1)
        3.2   Bylaws of Ortel Corporation.               (Note 1)
       10.1   Lease, dated September 23, 1991,           (Note 1)
              between Ortel Corporation and Rim
              Development Co.
       10.2   Lease, dated May 20, 1994, between         (Note 1)
              Ortel Corporation and Wai Fong Un.
       10.3   Consulting Agreement, dated January 3,     (Note 1)
              1994, between Ortel Corporation and
              Wayne Tyler.
       10.4   Consulting Agreement, dated March 2,       (Note 1)
              1990, as amended, between Ortel
              Corporation and Amnon Yariv.
       10.5   Employment Agreement, dated September      (Note 1)
              14, 1990, between Ortel Corporation and
              Wim H.J. Selders.
       10.6   Employment Agreement, dated September      (Note 1)
              14, 1990, between Ortel Corporation and
              Israel Ury.
       10.7   Employment Agreement, dated September      (Note 1)
              14, 1990, between Ortel Corporation and
              Nadav Bar-Chaim.
       10.8   1981 Incentive Stock Option Plan of        (Note 1)
              Ortel Corporation.
       10.9   1990 Stock Option Plan of Ortel            (Note 1)
              Corporation.
      10.10   Loan Agreement, dated September 30,        (Note 1)
              1993, between Ortel Corporation and
              First Interstate Bank.
      10.11   Form of Indemnification Agreement.         (Note 1)
      10.12   Common Stock Purchase Agreement, dated     (Note 1)
              March 26, 1990, between Sumitomo Cement
              Co., Ltd. and Ortel Corporation.
      10.13   Key Shareholders Agreement, dated as of    (Note 1)
              March 26, 1990, among Wim H.J. Selders,
              Dr. Ury, Dr. Yariv, Dr. Bar-Chaim,
              Sumitomo Cement Co., Ltd., The Ury
              Family Trust and Ortel Corporation.
      10.14   Agreement Concerning Certain Financial     (Note 1)
              and Business Arrangements, dated as of
              March 26, 1990 between Sumitomo Cement
              Co., Ltd. and Ortel Corporation.
      10.15   Voting Agreement of Sumitomo Cement        (Note 1)
              Co., Ltd., dated as of March 26, 1990
              between Sumitomo Cement Co., Ltd. and
              Ortel Corporation.
      10.16   Agreement dated as of November 19,         (Note 1)
              1993, between Ortel Corporation and
              General Instrument Corporation.
      10.17   Agreement, dated as of January 24,         (Note 1)
              1994, between Ortel Corporation and
              General Instrument Corporation.
      10.18   Modification Agreement, dated 1985,        (Note 1)
              between Ortel Corporation and certain
              investors.
      10.19   Class A Common Stock Purchase              (Note 1)
              Agreement, dated as of December 14,
              1981, between Ortel Corporation and
              certain investors.
      10.20   1994 Equity Participation Plan of Ortel    (Note 1)
              Corporation.
      10.21   Severance Agreement, dated as of August    (Note 1)
              26, 1994, between Ortel Corporation and
              Stephen K. Workman.


         Exhibit No.                    Document Description           Page No.
-----------------------------          ---------------------           --------
            10.22               Stock Purchase Agreement dated         (Note 2)
                                March 12, 1996 between Hakan
                                Samuelsson and Ortel Corporation
            10.23               Stock Purchase Agreement dated         (Note 2)
                                March 12, 1996 between Christa
                                Samuelsson and Ortel Corporation
            10.24               Loan Agreement, dated June 2, 1995     (Note 3)
                                between Ortel Corporation and Bank
                                of America
            10.25               Amendment to Loan Agreement dated      (Note 3)
                                September 30, 1995 between Ortel
                                Corporation and First Interstate
                                Bank.
            11.1                Statement Regarding Computation of     (Note 1)
                                Per Share Earnings.
            21.1                Subsidiaries of Ortel Corporation.     (Note 3)
            23.1                Consent of KPMG Peat Marwick LLP.      (Note 3)
            27.                 Financial Schedule
           Note 1               Previously filed by the Registrant
                                in Registration No. 33-79188 and
                                incorporated by reference herein
                                pursuant to Rule 12b-32 of the
                                Exchange Act.
           Note 2               Previously filed by the Registrant
                                in its 8-K filing dated March 26,
                                1996
           Note 3               Previously filed by the Registrant
                                in its 10-K filing for the year
                                ended
                                April 30, 1996
