Form 10-K
period 1997-04-30
ORTEL CORP/DE/
filed 1997-07-29
CIK 928878

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

 [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended April 30, 1997

                                       OR

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from ______________ to ________________


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


      Registrant's telephone number, including area code:  (626) 281-3636
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                                (Title of Class)
                                ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]   No  [ ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1997 was $ 127 million based on the closing sales price of such stock on such date.

[ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The number of shares outstanding of the registrant's common stock, as of June 30, 1997 was 11,535,068.

                                ________________

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on September 26, 1997 are incorporated by this reference into Part III as set forth herein.

                                     PART I

  Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations are discussed in Risk Factors.

ITEM 1.  BUSINESS

  Ortel Corporation ("Ortel" or the "Company") pioneered the development of "linear fiberoptic" technology that enables the transmission of digital, digitally compressed or analog information via radio frequency ("RF") signals on fiberoptic cable. By utilizing this technology, users do not need to convert RF signals into a digital format or transform them to individual channels at low frequencies. The Company's linear fiberoptic technology has contributed to the development of a network architecture called "hybrid fiber/coax," combining the best features of fiber optics and coaxial cable. Today, linear fiberoptics enables cable television ("CATV") system operators to transform their traditional one-way, video-only systems to interactive, two-way, video, voice and data delivery systems and provides telephone companies with the means to cost-effectively transform their traditional telephone networks to deliver interactive video and data services. Revenues from the sale of products for these broadband applications accounted for approximately 77% of the Company's total revenues in fiscal 1997.

  Other applications for this technology are satellite earth stations, cellular and personal communications services (PCS) and certain government communication projects, all of which capitalize on the inherent ability of this technology to enable longer transmission distances, improve signal quality, increase bandwidth, and provide immunity to interfering signals and operating cost savings as compared to most other solutions. The Company's intellectual know-how with respect to developing and manufacturing optoelectronic devices has recently been applied to developing products for digital telecommunications applications. Building on its knowledge of RF electronics, the Company has also positioned itself as a leading supplier of wireless repeaters which enhance the coverage of base stations for cellular, PCS and other wireless services. Revenues from the sale of products for these non-broadband applications accounted for approximately 23% of the Company's total revenues in fiscal 1997.

HISTORY

  The Company was incorporated in April 1980 under the laws of California and was reincorporated in October 1994 under the laws of Delaware concurrent with the Company's initial public offering. For the first several years, the Company focused on the application of its semiconductor laser technology primarily for high-speed government applications. In 1987, the Company was the first to demonstrate that amplitude modulated CATV signals could be cost-effectively transmitted over fiber. This demonstration led to an effort to commercialize the technology for CATV applications culminating with initial volume shipment of products for this purpose in fiscal 1990. In May 1993, Ortel introduced the industry's first "digital ready" laser for interactive services, which transmits multi-channel video and digitally modulated RF signals at frequencies up to 750 MHz.

  Concurrent with the development of its linear fiberoptic technology for CATV applications, the Company also developed a transmitter-receiver link which could be sold to original equipment manufacturers ("OEMs") and used for the transmission of RF signals between a cellular base station and a fiber-fed repeater or fiberoptic microcell. This provided cellular operators the means to extend the coverage of a base station or enhance the capacity of a given calling area. The acquisition of Avitec AB of Sweden in March 1996, expanded the Company's technical capabilities and wireless product offering and gave the Company the means to build a complete line of repeater products or fiberoptic microcells for both OEMs and end-users.

  During fiscal 1997, the Company announced products for telecommunications applications and, subsequent to fiscal year-end, invested in Tellium Inc., a startup venture backed by Ortel, Scientific Applications (SAIC) and a number of venture capital firms led by Oak Investment Partners. Tellium is expected to develop subsystems for dense wavelength division multiplexing ("WDM") applications. Ortel expects to supply components and subsystems to Tellium and others.

  The Company's principal executive offices are located at 2015 West Chestnut Street, Alhambra, California 91803-1542 U.S.A. Its telephone number is (626) 281-3636.

INDUSTRY BACKGROUND

BROADBAND COMMUNICATIONS

  PRIOR TO  LINEAR FIBEROPTICS (PRIOR TO 1987)

  Fiberoptic cables transport optical signals (i.e., information represented as light energy) through ultra-pure strands of glass. The first lasers developed for the purpose of transmitting signals over fiberoptic cable operated in an "on-off" fashion known as digital modulation. With the ability of these signals to be transmitted over long distances without any significant distortion in the signal received and the accompanying benefits of increased bandwidth and lower operating costs, this technology was quickly deployed for long-distance terrestrial communication links, submarine links and for carrying regional intercity traffic.

  Many communications systems use radio frequency (RF) signals to transmit voice, data and video. An important feature of RF signals is that they can "carry" both analog and digitized electronic information. RF signals transmitted through free space have been used in radio and television broadcasting, satellite communications, cellular telephone and other "wireless" communications systems. Such systems also have used coaxial cables or specially designed hollow metal pipes ("waveguides") to distribute RF signals between ground based facilities. CATV, which grew out of traditional television broadcasting, also has used coaxial cable to carry RF signals both between antennas and "headends" and from "headends" to the home.

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

  CATV networks have relied on a "tree and branch" coaxial cable network, with multiple cascaded amplifiers to overcome the signal deterioration, to distribute television signals to subscribers. This "tree and branch" architecture evolved as the only cost-effective cable network for CATV systems. The range of CATV networks has been limited because only a certain number of amplifiers can be cascaded without degrading the signal unacceptably. To reach more distant subscribers, new transmission control facilities ("headends") had to be built and "super-trunk" lines had to be installed to convey a high quality signal deep into the network. As the number of CATV channels multiplied, requiring increased system bandwidth and additional amplifiers, CATV operators were faced with expensive re-builds of their systems to provide increased channel capacity.

  Fiberoptics offered a potential solution to the limitations associated with the transmission of RF signals over coaxial cable and waveguides. Compared to coaxial and waveguide cables, fiberoptic cables provide significant performance advantages, including (i) longer transmission distance, (ii) greater signal capacity (e.g., higher bandwidth), (iii) reduced cable size and weight and (iv) invulnerability to interference from external electronic signals.

  In spite of these advances, there had been no widespread adoption of fiberoptics in broadband RF, cellular and wireless and satellite communications systems. The fiberoptic technology designed for "on/off" operation could not reproduce all of the RF signals used in these communications systems. To be used with RF signals, lasers had to reproduce the exact wave form of the original signal at every instant in time ("linear" operation) and at sufficiently high frequencies and light output power. These and other technical limitations presented a dilemma to proponents of fiberoptic transmission in broadband RF, cellular and wireless and satellite communications systems.

  For this reason, the Company initially focused its research and development efforts on developing a solution to this problem.

  THE INTRODUCTION OF LINEAR FIBEROPTICS (1987)

  In mid-1987, the Company was the first to demonstrate that amplitude modulated
CATV signals could be cost-effectively transmitted over fiber.   Unlike
traditional "on/off" digital lasers, Ortel's proprietary linear lasers proportionally modulate the intensity of the light signal with the RF signal. These variations in light signal are detected at the other end of the fiberoptic cable by Ortel's proprietary photodiodes and converted into RF signals. By proportionally modulating the intensity of the light signal, the Company's linear fiberoptic technology enables the transmission of RF signals over fiberoptic cables, carrying a wide variety of digital, digitally compressed and analog information. Based on that demonstration, Ortel began the process of commercializing this technology and began shipping product in volume beginning in 1990.

  The Company's linear fiberoptic technology for CATV systems has contributed to the development of a new network architecture, combining the best features of fiber optics and coaxial cable. This new architecture, called "hybrid fiber/coax," enables the use of "star-bus" networks rather than traditional "tree and branch" coaxial networks. Hybrid fiber/coax is expected to contribute significantly to the development of broadband communications services, including interactive multimedia. The benefits of the Company's broadband products include:

 .    Interactive services.  Unlike traditional tree and branch coaxial networks, star-bus networks using hybrid fiber/coax can support two-way services, such as internet access, video on demand, home shopping, interactive games and telecommuting.

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

  With these benefits in mind, cable operators in the United States (U.S.) began upgrading their networks in 1990 primarily to increase channel capacity, reduce operating costs and improve reliability. In the latter half of calendar 1993, Ortel introduced the industry's first digital-ready laser operating at up to 750 MHz (previous lasers were capable of 550 MHz). With this added spectrum, cable operators could now conceive of a fully interactive network capable of offering high-speed data, telephony and other narrowband services. As of the end of calendar 1996, the U.S. CATV industry had upgraded approximately 18% of its network to 750 MHz with approximately 14% operating at 550 MHz, 20% operating at 450 MHz and the remainder (approximately 48%) operating at less than 450 MHz.

  Until fiscal 1996, the Company's broadband products were primarily deployed by CATV operators to transmit signals between a CATV headend and an optical node near the home, thereby bypassing multiple cascades of coaxial amplifiers. These products incorporated a distributed feedback chip ("DFB") operating at a wavelength of 1310nm which was ideally suited for such distances (generally less than 30 km). The DFB chip modulates the light intensity internally by applying a signal directly to the chip itself. As the U.S. CATV industry has consolidated its subscriber base in order to eliminate redundant headends, it has also sought to interconnect headends to achieve greater operating efficiencies. To do so, requires that the signals be transmitted much longer distances using products that use external modulation and operate at a wavelength of 1550nm. With external modulation, a steady optical signal is transmitted from a laser through a separate device that modulates the amount of light transmitted in response to the application of a broadband RF signal. The Company has recently introduced products for these applications as well.

WIRELESS COMMUNICATIONS.

  Cellular telephone systems, operating at 800 MHz in the U.S. and 900 MHz in many other parts of the world, have used RF signals to transmit telephone conversations to and from mobile users using traditional analog or new digital formats via fixed "base stations." Each base station serves a single "cell," a geographical area inside of which mobile users can communicate with the same base station. In many instances, these signals are blocked by buildings, hills or other obstacles resulting in incomplete coverage ("shadow" areas). In other instances, the operator desires to extend the area of coverage into subways, office buildings and large buildings such as airport terminals, exhibit halls or shopping malls. User demands for better service and less tolerance for dropped calls require system operators to address these issues by 1) installing additional base stations and supporting equipment or 2) installing one or more remote antennas ("repeaters") which can receive and re-transmit the radio signals to enhance signal coverage in the desired location.

  Operators will typically employ two methods for establishing a link between the base station and remote antenna: 1) an "off-air" repeater, or, 2) a fiberoptic link ("microcell"). "Off-air" repeaters are the more popular means of providing a communications link with the base station due to the ease with which they are deployed without any peripheral support. Fiberoptic microcells are most useful in distributing RF signals inside buildings, tunnels or other underground systems. They can also be used to bring a unique set of frequencies from one base station to an area that is served by another, but which is limited in capacity.

  While the use of repeaters in analog cellular systems was fairly limited, dramatic changes taking place with respect to the use of higher frequencies to distribute RF signals for personal communications services ("PCS") promise to
make repeaters a common technique for extending signal coverage.   These
systems, operating at 1900 MHz in the U.S. ("PCS 1900") and 1800 MHz in Europe ("DCS 1800") and other parts of the world, promise to integrate several services in a single mobile phone unit including paging, fax, voice, and data and all within a smaller profile than the cellular counterpart. In the U.S., operators have bid over $20 billion to-date for the right to transmit at these higher frequencies and began to deploy equipment for these networks in 1996.

  Because PCS operators are faced with additional coverage problems associated with the loss of signal strength at PCS frequencies compared to cellular frequencies, management believes repeaters will play an important role in providing a cost-effective solution for deploying these networks. The benefits of using these products include:

 .    Cost-effective buildout of new networks.  Repeater products and fiberoptic microcells can reduce the infrastructure cost to deploy new PCS networks which must overcome the loss of signal strength at higher frequencies. By minimizing the amount of signal generating equipment at the base station, the operator avoids an investment in excess capacity when additional signal coverage is the primary concern.

 .    Reduced real estate costs.  Site costs for a repeater or fiberoptic microcell are lower than for a base station as a microcell is much smaller and can be located on the side of a building, pole or other convenient location. No additional supporting equipment is required other than for power and, in certain instances, a connection with a telephone line or fiberoptic cable (in the case of a fiberoptic microcell).

 .    Reduced backhaul costs.  Repeaters do not require microwave or T1 links for backhaul to the switch.

 .    Reduced installation and maintenance costs for in-building applications.
     The use of fiberoptic cable for RF signal distribution inside large buildings in place of coaxial cable eliminates the need to use amplifiers, which simplifies the design and installation procedures and reduces maintenance costs.

 .    Improved service.  Repeaters, fiberoptic microcells and in-building RF distribution systems are used to improve signal coverage area and reduce dropped call rates.

TELECOMMUNICATIONS

  Even with the advent of fiberoptics, satellites remain an important communications medium. Satellite earth stations have traditionally relied upon coaxial cable and waveguides to transport RF satellite signals between antennas and nearby control rooms. The distance between the antenna and control room has historically been limited by the deterioration of signal strength using coaxial cables and waveguides. Earth stations are often located in remote areas. Accordingly, there has been a growing need for products that would cost-effectively transmit RF satellite signals over longer distances. This need is being met by linear fiberoptics capable of handling multiple RF signals over a single fiber.

  The Company's products enable interconnection of antennas, control rooms and remote users through fiberoptic cable, permitting the replacement of coaxial cable and waveguides in earth stations and multiple leased lines between remote users and earth stations. The benefits of the Company's products include:

 .    Reduced installation costs.  The Company's linear fiberoptic products often reduce real estate and installation costs by eliminating the need for additional land and buildings for new antennas and lengthy runs of coaxial cable or waveguides.

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

  Telephone networks in many parts of the world are under increasing pressure to transport an ever-growing volume of traffic due to the rapid growth of fax, data, voice and internet services while a trend toward industry deregulation both in the U.S. and abroad provides new impetus for providing these services in a cost effective manner. The deployment of fiberoptic cable beginning in the early 1980's has helped these network keep pace with the growing demand for bandwidth. The amount of information that can be transported over an optical fiber has been steadily increasing by the technique of Time Division Multiplexing ("TDM") and Wavelength Division Multiplexing ("WDM"). These techniques expand capacity by increasing the transmission bit rate at a given wavelength and by increasing the number of wavelengths employed. Transmission speeds up to 10 gigabits per second and up to 32 wavelengths are now being used to expand greatly the capacity of the installed base of optical fiber.

PRODUCTS

  Ortel's optoelectronic product line consists of packaged lasers and photodiodes coupled to optical fiber ("modules"), transmitters and receivers incorporating modules and other circuits ("sub-systems"), and transmitters and receivers in modular rack-mount chassis designs ("links"). The Company offers this range of products to meet the specific requirements of various OEMs and system integrators that serve the communications market. For example, because of the unique circuit design challenges of RF circuits, many of Ortel's customers rely on Ortel to integrate the laser package and the RF circuit into a transmitter sub-system with a higher level of integration than a simple packaged laser. Ortel has developed a variety of such sub-systems, standard and custom, for various end-user applications. Ortel's vertically integrated manufacturing operations permit the Company to optimize the physical and electrical interface with its customers' circuit, product and system designs.

  Ortel's ability to design and manufacture wireless products incorporating RF electronic circuitry to process signals for various communications applications was greatly enhanced with the acquisition of Avitec AB in Sweden in March, 1996. This acquisition allowed the Company to accelerate the process of introducing a number of repeater products for PCS operators in the U.S. and elsewhere in the world including "off air" repeaters as well as fiberoptic microcells incorporating the Company's optoelectronic know-how.

  BROADBAND RF COMMUNICATIONS.

  Ortel is a leading supplier of fiberoptic transmitter sub-systems and receiver modules for use in broadband RF communications systems. Ortel's products meet the various frequency requirements of CATV networks in the United States and abroad for both 1310nm and 1550nm wavelengths. Sales of transmitter products and receiver products for use in broadband RF networks accounted for approximately 77%, 72% and 78% of the Company's revenues in fiscal years 1997, 1996 and 1995, respectively.

  A substantial majority of the Company's customers for its broadband products purchase custom products. The following table lists certain of the Company's current standard products for the broadband RF communications market. The table shows the date a particular product line was first introduced (date of first public announcement) as well as the date of introduction of the most recent version of that product.

------------------------------------------------------------------------------------------------------------------------------------
                                                     Broadband RF Communications
------------------------------------------------------------------------------------------------------------------------------------
                                      RF                                                               First               Latest
                                Frequency(MHz)/                                                       Version              Version
Description                       Power (mw)                       Where Used                       Introduced           Introduced
------------------------------------------------------------------------------------------------------------------------------------
1310nm DFB
  Laser                                                                                               August             March
Transmitter                       40-750 MHz                      CATV headend                         1990              1997
------------------------------------------------------------------------------------------------------------------------------------
1310nm DFB Laser                                                                                       July              June
Transmitter                       40-860 MHz                      CATV headend                         1992              1997
(International)
------------------------------------------------------------------------------------------------------------------------------------
1310nm OEM                                                                                            September          April
  System                          40-860 MHz                      CATV headend                          1995              1996
Transmitter
------------------------------------------------------------------------------------------------------------------------------------
1310nm DFB
  Return                           5-200 MHz                      CATV optical                         June              June
Path Laser                                                           node                              1996              1996
------------------------------------------------------------------------------------------------------------------------------------
 1310nm
Photodiode                         40-860 MHz                     CATV optical                       January             July
 Receiver                                                            node                              1989              1994
------------------------------------------------------------------------------------------------------------------------------------
 1550nm OEM
    Laser                          40-860 MHz                     CATV headend                         April             April
 Transmitter                                                                                           1996               1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                    CATV signal
1550nm Optical                                                 amplification between
  Amplifier                                                    headend and secondary                   April             April
    (EDFA)                         25-100 mW                       headends/hubs                        1996              1996
------------------------------------------------------------------------------------------------------------------------------------
 1550nm OEM                                                         CATV 1550nm                       October           October
Laser Module                         30 mW                       transmitter systems                   1996              1996
------------------------------------------------------------------------------------------------------------------------------------

  WIRELESS COMMUNICATIONS.

  Ortel offers "off-air" and fiberoptic repeaters to end-users and OEMs for many major cellular and PCS standards including CDMA, GSM, DCS1800 and PCS1900. The Company has also developed a line of complementary products designed to be integrated by cellular, PCS and other wireless system manufacturers into equipment cabinets and specialized outdoor RF repeaters. These products include a transmitter for single-fiber links to microcells and a high dynamic range transmitter for microcells with heavy traffic loading

  A new fiberoptic antenna system was introduced by Ortel during fiscal 1995. This system uses small, smoke-detector size devices which are connected to a central distribution hub that connects to the outside cellular system, but allows calls to be placed throughout a building.

  The following table lists certain of the Company's current standard products for the wireless communications markets. The table shows the date a particular product line was first introduced (date of first public announcement) as well as the date of introduction of the most recent version of that product.

                                                         Wireless Communications
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           First        Latest
                                RF                  Number of                                             Version       Version
         Description      Frequency(MHz)             Channels                   Where Used               Introduced    Introduced
-----------------------------------------------------------------------------------------------------------------------------------
   DFB Laser                                                                Cellular base station
  Transmitter               800-1000 MHz               96                    for analog, digital           August         April
   Photodiode                                                                   and dual-mode               1992          1994
    Receiver                                                                  microcell antenna
-----------------------------------------------------------------------------------------------------------------------------------
   DFB Laser                                                                       Personal
 Transmitter and             1.7-2.2 GHz                96                      communications              April         April
Photodiode Receiver                                                                networks                 1994          1994
-----------------------------------------------------------------------------------------------------------------------------------
   DFB Laser
  Transmitter                175-1000 MHz               96                       For UHF, VHF and           April         April
     Links                                                                    cellular applications         1994          1994
-----------------------------------------------------------------------------------------------------------------------------------
Fiberoptic Antenna           800-1000 MHz                                      In-building cellular,      February      September
    System                   1.7-2.2 GHz                48                     PCS, and Wireless PBX        1995          1995
-----------------------------------------------------------------------------------------------------------------------------------
  Medium Power                                                               Remote off-air and fiber     September     September
 CDMA Repeaters              1.7-2.2 GHz               8-32                   feed from base station        1996          1996
-----------------------------------------------------------------------------------------------------------------------------------
Medium Power GSM
   Repeaters                 900-960 MHz               8-32                  Remote off-air and fiber      March         March
                                                                              feed from base station        1996          1996

-----------------------------------------------------------------------------------------------------------------------------------
  Medium Power
 DCS1800/PCS1900             1.7-2.2 GHz               8-16                  Remote off-air and fiber     November        March
   Repeaters                                                                  feed from base station        1994          1996
-----------------------------------------------------------------------------------------------------------------------------------
  High Power GSM
    Repeaters                900-960 MHz                  8                    Remote off-air fed           March        March
                                                                                from base station           1996         1996
-----------------------------------------------------------------------------------------------------------------------------------
  Repeaters for
   underground               75-1000 MHz               Various                  Remote off-air feed
    emergency                                                                   from main RF source
  communications                                                             for tunnels, subways and
      systems                                                                 underground facilities        1986         1995
-----------------------------------------------------------------------------------------------------------------------------------

  TELECOMMUNICATIONS.

  Ortel has developed complete rack mounted transmission equipment for small to very large earth station designs. Ortel's products are used with both receive-only antennas and transmit-and-receive antennas by the originators of television programming, major international telecommunications organizations and by government and defense communications agencies.

  In October 1993, Ortel announced its System 8000 product line, which enables operators of major satellite communication earth stations including the Intelsat and Inmarsat networks to transmit all interfacility signals for standard satellite frequency bands between the control room and antennas over fiberoptic cable. More recently, the Company announced a low cost product (System 5100) for a wideband, microwave fiberoptic interfacility link between the satellite earth terminal antenna and a satellite receiver.

  While the Company has previously focused its product development efforts in the area of linear fiberoptics and RF electronics, it has more recently begun to apply its technical talents to developing digital optoelectronic devices and subsystems. The 980nm pump laser module announced during the past year is the Company's first such product. This module is used in erbium-doped fiber amplifiers ("EDFAs") to amplify signals which are transmitted at a wavelength of 1550nm over long distances. For CATV applications, the pump laser is used to amplify linear fiberoptic signals while the same device can be used to amplify digital signals in telephone networks.

  The Company has also announced an OC-48 (industry classification for optical devices operating at 2.5 gigabits per second ("Gbps") receiver module which can be used in both TDM and WDM applications and expects to develop additional products for the WDM marketplace resulting from joint development efforts with Tellium. Such products are expected to be sold to Tellium and others.

  The following table lists certain of the Company's current products for the satellite communications market. The table shows the date a particular product line was first introduced (date of first public announcement) as well as the date of introduction of the most recent version of that product.



                                                  Telecommunications
-----------------------------------------------------------------------------------------------------------------------
                                                                                                First        Latest
                                                                                               Version      Version
  Description              Specifications                      Where Used                     Introduced   Introduced
-----------------------------------------------------------------------------------------------------------------------

   Fiberoptic                   70 MHz                          Satellite                       November    September
Transmission Link              140 MHz                       earth station                       1993         1994
                            1 transponder                       VSAT hub
-----------------------------------------------------------------------------------------------------------------------

                                                                Teleport
   Fiberoptic               950- 2,050 MHz                     TV broadcast                    November       May
Transmission Link           12 transponders                    CATV headend                      1990         1996
-----------------------------------------------------------------------------------------------------------------------
                             3.6-4.2 GHz
   Fiberoptic                5.8-6.5 GHz                       Satellite                       November      March
Transmission Link          10.95-12.75 GHz                   earth station                       1993         1995
                            14.0-14.5 GHz                     TV broadcast
                           12 transponders
-----------------------------------------------------------------------------------------------------------------------
980nm pump laser              90-120 mW                    Optical amplifiers                    July         July
                                                                                                 1996         1996
-----------------------------------------------------------------------------------------------------------------------
                                                           Telephone networks
OC-48 receiver module         2.5 Gbps                       using TDM and                     February     February
                                                             WDM equipment                       1997         1997
-----------------------------------------------------------------------------------------------------------------------

TECHNOLOGY

  Ortel's leadership in delivering fiberoptic and wireless communications systems is based upon its expertise in a number of key technologies. These include:

  ADVANCED OPTOELECTRONIC SEMICONDUCTOR TECHNOLOGY.

  Each of the Company's high performance product lines are built around indium phosphide and gallium arsenide based laser and photodiode devices fabricated at Ortel using state of the art nanoscale epitaxial technologies. The lasers used in most of the Company's products use Distributed Feedback ("DFB") principles to ensure single frequency operation. Ortel's proprietary designs have been optimized for high output power and linear operation. These designs ensure that the light output from the laser transmitter is accurately proportional to the electrical current input, thereby guaranteeing low levels of signal distortion in RF communications links.

  OPTOELECTRONIC PACKAGING.

  Packaging is a critical aspect of fiberoptic product performance. Every laser and photodiode package is hermetically sealed and provides for the electrical connection from the external circuit to the device and the efficient transfer of light between the device and an optical fiber. Ortel has designed a patented miniature "optical bench" consisting of a laser chip, various optical components to capture and focus the light and an arrangement to hold the optical fiber rigidly fixed in place within a tolerance of less than one-millionth of a meter (one micron). This optical bench is integrated inside the package with an electrical interface and is used in several of the Company's laser products.

  RF ELECTRONICS.

  Predistortion. Predistortion is a technique in which the performance of linear devices can be considerably improved by pre-conditioning signals in such a way as to negate predictable deviations from ideal performance. Management believes that Ortel was the first company to make commercially available broadband RF predistortion circuits for semiconductor lasers. Ortel's patented predistorter designs, which provides critical performance advantages in Ortel's laser-based products for CATV applications, optically cancel distortion over a wide frequency range. Ortel's vertically integrated manufacturing operations allow for close interplay between the laser device characteristics and the optimal design of the predistortion circuit.

  Repeaters. In acquiring Avitec AB of Sweden, the Company has added important new technical capabilities with respect to using RF electronic techniques to extend the reach of a wireless base station. Unlike the early repeaters used in analog cellular networks, Avitec's products are channel selective, controlling the portion of the signal to be amplified in order to improve signal strength. In addition, operation management software has been developed by Avitec to provide the wireless operator with the means of monitoring the use and performance of the repeater. The acquisition also brings the capability of providing turnkey project management with respect to providing wireless signals inside tunnels, subways, and other similar public venues.

RESEARCH AND PRODUCT DEVELOPMENT

  The market for communication products is subject to rapid technological change and new product introductions. Management believes that the Company's strength in the marketplace will depend in part on its ability to continue to design and manufacture high performance products and enhancements that maintain technological competitiveness for its customers.

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

  In order to facilitate the timely introduction of new and enhanced products, the Company has increased the size of its research and product development department from 99 employees at the end of fiscal 1996 to 118 employees at the end of fiscal 1997. The Company also engages outside consultants to assist in its product development efforts. The Company's management believes that substantial investment in research and product development is important for the Company to maintain a leadership position in the industry and, therefore, intends to increase its spending for research and development in subsequent fiscal years primarily by adding experienced engineers in the area of fiberoptic technology, RF circuits, mechanical design and digital interface design. In fiscal years 1997, 1996 and 1995 research and development expenses were approximately $13.3 million, $8.9 million, and $6.3 million, respectively.

  From time to time, the Company enters into select contract research and development programs. The Company's strategy is to choose those research and development programs that supplement established research and development efforts within the Company. The Company typically retains rights to the technology developed under such contracts. Revenues from such contracts, which were $1,489,000, $1,753,000, and $1,055,000 in fiscal years 1997, 1996 and 1995, respectively, are netted against research and development expenses.

MARKETING AND SALES

  Ortel markets and sells its products worldwide to OEM manufacturers and system integrators that serve the broadband and satellite communications sectors and to both OEM's and end users with respect to the Company's wireless products. In the United States, the Company maintains its own sales force, which currently includes nine sales engineers at the Company headquarters, two in Atlanta, Georgia, and three in Philadelphia, Pennsylvania. Additionally in the U.S., Ortel has 7 distributors which have been signed to distribute the Company's satellite communications products.

  Internationally, the Company has 27 distributors in Europe, Latin America, South Africa, Asia and the Pacific Rim. The Company's distributor agreements generally have an initial one-year term and renewable 90 day terms thereafter. International distributors are responsible for selling and promoting certain of Ortel's products exclusively within their respective territories. Ortel also supplies sales and applications support, product literature and training to its distributors. The Company also sells its products through three subsidiaries, Avitec AB in Sweden, Ortel SARL in France and Ortel Vertriebs GmbH in Germany. Sales to customers outside of the United States represented 34%, 32% and 25% of the Company's revenues in fiscal years 1997, 1996 and 1995, respectively.

  The typical sales cycle for Ortel's products requires a substantial investment of time and effort. Initial leads are investigated to determine if the customer's needs can be met. Engineering and applications support is usually required during this stage. Often, a lengthy product evaluation phase follows, which may make it necessary to modify the physical and electrical specifications of the product. Ortel's policy is to perform such modifications for large OEM customers. Finally, negotiations regarding volume, delivery and price take place. Since customer adoption of the Ortel product architecture is often a major decision for the customer, Ortel's senior management are actively involved in the sales process.

CUSTOMERS

  Ortel's largest customer is General Instrument Communications Division ("GIC"). In fiscal year 1997, Ortel shipped $24.9 million of broadband products to GIC. Until March 1994, Ortel sold CATV transmission products for use in the United States and Canada exclusively to GIC. This relationship was based in part on a development agreement pursuant to which GIC provided certain financial and systems support for the development of Ortel's original DFB laser product for cable television systems. While the Company has enjoyed a long-term relationship with this customer, there can be no assurance that GIC will not secure a second source or continue buying products from the Company. Approximately 30%, 34% and 48% of the Company's revenues in fiscal years 1997, 1996 and 1995, respectively, were derived from sales to GIC of products for use by CATV operators. Since March 1994, Ortel has shipped broadband DFB laser-based CATV products to other OEMs in the United States. Sales of broadband products to customers other than GIC represented 47%, 38% and 30% of total revenues in fiscal years 1997, 1996 and 1995, respectively.

  Approximately 25%, 20% and 19% of the Company's revenues in fiscal years 1997, 1996 and 1995, respectively, were derived from sales of products to the Company's next four largest customers.

  MANUFACTURING AND SUPPLIERS

  Most of Ortel's manufacturing operations are located at the Company's headquarters in Alhambra, California. The Company's manufacturing is vertically integrated and consists of wafer fabrication, chip processing, device packaging, hybrid microelectronic packaging, printed circuit board testing and final assembly and test. The Company also manufactures repeater products at its wholly-owned Swedish subsidiary, Avitec AB.

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

  Outside contractors are used to supply standard components and to assemble printed circuit boards. The Company sources certain components from single vendors or from international vendors. In such cases, the Company's policy is to maintain a safety stock to help minimize any disruption if the Company needs or determines to shift to an alternative vendor. Currently, the Company purchases several components from sole suppliers for which alternative sources are either not available or for which several months would be needed to qualify a second source.

  The Company assembles most of its products. Relevant assembly processes include die attach, wirebond, substrate attachment and fiber coupling. Ortel also conducts tests throughout its manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. Ortel performs final product tests on 100% of its products prior to shipment to customers. Based on customer requirements, the Company also conducts environmental testing before shipping certain of its products.

COMPETITION

  This topic is discussed in the Risk Factors section under Highly Competitive Marketplace.

INTELLECTUAL PROPERTY

  Because of the rapidly evolving nature of the telecommunications industry, the Company believes that its ability to develop a continuous stream of new innovations along with its accumulated base of intellectual property is extremely important. The Company has a policy of reviewing its innovations for patentability. In some cases, the Company decides to maintain its intellectual property as a trade secret rather than to seek patent protection.

  The Company currently holds sixteen United States patents and has a number of patent applications on file at the United States Patent and Trademark Office. The Company also has fifteen foreign patents and a number of foreign patent applications pending in Europe and other countries. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company generally enters into confidentiality or license agreements with its employees and consultants, and vendors and customers as needed, and generally limits access to and distribution of its proprietary information. Nevertheless, there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition or results of operations. For a description of litigation relating to the Company's patents, see "Legal Proceedings."

  The Company holds a number of registered trademarks with the U.S. Patent and Trademark Office: Ortel, Ortel Corporation (when appearing with the Company's logo) and the phrase Making Light Work for You as well as the word Mirrorcell used for the Company's repeater product line. In addition, the Company has applied for trademarks on two phrases which describe applications of its products: Radio on Fiber refers to the transmission of radio signals using linear fiberoptic technology and Microwaves on Fiber describes a product's capability to transmit signals over optical fiber whose frequencies lie in the microwave range. The Company also has a registered foreign trademark for Ortel when it appears with the logo in Germany, France, Japan and South Korea, and has applied for registration in a number of other countries.


REGULATION

  The U.S. Congress passed the 1996 Telecommunications Act on February 8, 1996. This act allows the Regional Bell Operating Companies (RBOCs) to enter the cable industry, the cable companies to enter the local phone business and the long distance phone companies to compete in local phone and video markets. Management believes that this legislation will promote competition and, hence, at some point accelerate the upgrading of networks by both cable and telephone operators. However, both telephone companies and cable companies are still subject to certain rules under this act which could have the effect of limiting capital expenditures by CATV operators and thus could have a material adverse effect on the Company's results of operations.

EMPLOYEES

  As of April 30, 1997, the Company employed 558 worldwide including 509 persons in the U.S. On a worldwide basis, 348 were in manufacturing, 118 in research and development, 54 in sales and marketing, and 38 in a general and administrative capacity. The Company also employs a number of temporary employees and consultants on a contract basis at any one time. As of April 30, 1997, there were 7 consultants and 50 temporary employees most of whom were in manufacturing. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

RISK FACTORS

   Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations are discussed below:

  DEPENDENCE ON LARGE CUSTOMERS.

   Approximately 30%, 34% and 48% of the Company's revenues in fiscal years 1997, 1996 and 1995, respectively, were derived from sales to General Instrument Corporation ("GIC"). GIC is under no contractual obligation to purchase any specified amount of the Company's products or to provide the Company with binding forecasts of product purchases for any period. As a result, there can be no assurance that GIC will continue to purchase the Company's products. While in the past, Ortel has been the exclusive supplier to GIC of laser-based products for CATV applications, management is aware that GIC evaluated similar products from other manufacturers and expects that, in the future, GIC will purchase at least a portion of its requirements from at least one other source. Accordingly, there can be no assurance that sales to GIC will reach or exceed historical levels in any future period. A substantial decrease in sales to GIC, due to GIC using an additional or different supplier or for any other reason, would have a material adverse effect on the Company's results of operations and financial condition.

  Sales to the next four largest customers represented 25%, 20% and 19% of the Company's revenues in fiscal year 1997, 1996 and 1995, respectively. In the most recent fiscal year, sales to Antec Corporation alone represented 16% of total revenues. A substantial portion of revenues from each of these customers in fiscal years 1997, 1996 and 1995 was attributable to a single product or product line. The Company expects that it will continue to be dependent upon these customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any period. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's results of operations.

  DEPENDENCE ON CATV INDUSTRY CAPITAL SPENDING.

   Approximately 77%, 72% and 78% of the Company's revenues in fiscal years 1997, 1996 and 1995 respectively, came from worldwide sales of its broadband products for use primarily by CATV operators. Demand for the Company's broadband products depends to a large extent upon capital spending by CATV operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by CATV operators and therefore, the Company's sales and profitability, are dependent on a variety of factors, including access by CATV operators to financing, demand for their cable services, availability of alternative video delivery technologies such as direct broadcast satellite
(DBS), government regulation of cable operators and general economic conditions. There can be no assurance that CATV operators will continue capital spending for constructing, rebuilding, maintaining or upgrading their systems. Any substantial decrease or delay in capital spending by CATV operators would have a material adverse effect on the Company's results of operations and financial condition.

  FLUCTUATION IN QUARTERLY OPERATING RESULTS.

   The Company's quarterly operating results have fluctuated and may continue to fluctuate as a result of a number of factors, including changes in market demand, prices of the Company's or its competitors' products, increased competition, length of sales cycles, new product introductions by the Company or its competition, market acceptance of new or existing products, manufacturing yields, the cost and availability of components, the mix of the Company's customer base or sales channels, the mix of products sold, the level of international sales and general economic conditions. The Company's manufacturing costs are affected by the cost and availability of components, inefficiencies encountered during the manufacturing process, manufacturing yields, the rate of inventory obsolescence and other factors. In the past, the Company's manufacturing costs have fluctuated, due in part to fluctuations in production, which have adversely affected the Company's results of operations. The Company's gross margin varies by product due to specific product pricing, design characteristics, production volumes and other factors. The Company's expenditure levels for operating costs including research and development, sales and marketing and general administrative are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. In addition, since a significant portion of the Company's business is derived from orders placed by a few large customers, the timing of such orders can cause material fluctuations in the Company's business and operating results. Anticipated orders from the Company's customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in customer requirements. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. The Company may also reduce prices or increase spending in response to competition or to pursue new market opportunities. Accordingly, there can be no assurance that the Company will be able to maintain historical levels of profitability, particularly on a quarterly basis.

  DECREASE IN GROSS MARGINS.

   In order to respond to competitive pricing, Ortel has lowered and may further lower the prices of its products. Unless the Company is able to reduce costs commensurate with such price reductions, the result will be lower gross margins. There can be no assurance that the lowering of prices will increase or maintain the sales of the Company's products, or that the effect of such price reductions will not be to lower the Company's profitability in the future.

  RISK OF FAILURE TO MANAGE GROWTH.

   The Company's growth has placed, and could continue to place, a significant strain on the Company's resources in two respects: 1) finding experienced and qualified management and 2) managing the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully manage this growth or the transition to selling new products, and the failure to do so could have a material adverse effect on the Company's results of operations or financial condition.

  HIGHLY COMPETITIVE MARKETPLACE. Within each of its market sectors, the Company faces current or potential competition from (i) direct competitors, (ii) potential entrants, (iii) suppliers of alternative network technology and (iv) our own customers in those instances where they desire to manufacture a portion of the product in-house.

   BROADBAND. The growth of broadband RF networks for CATV has created a highly competitive marketplace for linear fiberoptic products. The Company expects that direct and indirect competition will increase in the future with a number of these competitors and potential entrants possessing greater financial, scientific, manufacturing, marketing and sales resources. Additional competition could adversely affect the Company's results of operations or financial condition through price reductions, loss of market share and delays in the timing of customer orders.

  Currently, the Company's direct competitors include both domestic and foreign companies such as Mitsubishi, Fujitsu, NEC, Lucent Technologies (formerly AT&T Microelectronics), Philips and Uniphase. As the market for linear fiberoptic products grows, new competitors are likely to emerge.

  There are also several alternative network technologies which could directly or indirectly affect demand for the Company's products. For example, certain telephone companies are experimenting with a network known as "digital fiber to the curb" offered by Broadband Technologies and Nextlevel, a division of General Instrument Corporation. This network uses PCM digital fiberoptic technology rather than linear fiberoptics. If telephone companies were to widely deploy such a network and were successful in gaining market share at the expense of the CATV industry, then this could lead to lower levels of profitability which could affect the ability of the CATV industry to finance the upgrade of its broadband infrastructure reducing the demand for the Company's products. Similarly, in broadband RF communications, CATV operators compete with the satellite delivery of television signals to the home such as through the DirecTV(TM) system launched by Hughes Communications. These systems do not require a broadband RF coaxial network on the ground. To the extent that these systems reduce the number of CATV subscribers, the net impact could be a reduction in demand for the Company's products. CATV operators themselves could elect to deploy wireless television, called MMDS or LMDS, which can also be deployed without coaxial or fiberoptic distribution networks and has been tested in several large cities. Many industry observers claim that MMDS and LMDS systems can be made interactive with suitable high frequency transmission devices installed in the home. Widespread adoption of any of these technologies would also reduce the demand for the Company's products.

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

   WIRELESS. Currently, the Company offers solutions to extend the area of coverage of cellular and PCS base stations utilizing repeater products which connect to the base station via linear fiberoptic signals or through the air. Direct competitors for its repeater products for cellular and PCS networks includes companies such as Allen Telecom, and Allgon. New entrants are expected to develop products for this relatively new marketplace. In addition, development of smaller more economical base stations by base station manufacturers such as Lucent Technologies, Ericsson, Motorola, Nokia, Nortel and Qualcomm represents an alternative approach to extending the coverage offered by these networks. Although generally more expensive to install and operate than the use of repeaters, smaller base stations add capacity to the network whereas the use of wireless repeaters does not.

   TELECOMMUNICATIONS. Currently, the Company offers a variety of products for telecommunications applications including pump laser and receiver module products, and fiberoptic systems for satellite communications. While the Company's product offerings for telecommunications applications is currently limited, the Company plans to invest significant resources to gain a meaningful presence in this marketplace. In doing so, the Company's products will compete with much larger, entrenched suppliers.

  RISKS OF INTERNAL WAFER FABRICATION.

   The Company relies exclusively on its own production capability for critical semiconductor lasers and photodiodes used in many of its products. Because the Company manufactures these and other key components of its products at its own facility, and such components are not readily available from other sources, any interruption in manufacturing would have a material adverse affect on the Company's results of operations and financial condition. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its wafer fabrication equipment, the loss of which could impact the Company's ability to effectively operate and service such equipment. Wafer fabrication is sensitive to a wide variety of factors, including variation and impurities in the raw materials, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. The Company has periodically experienced lower than expected production yields that have adversely affected gross margins and delayed product shipments. There can be no assurance that the Company will be able to maintain acceptable production yields in the future. To the extent that the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, the Company's results of operations and financial condition would be materially adversely affected.

  NEED TO EFFECTIVELY MANAGE MANUFACTURING PROCESSES.

   The Company's success will depend in part on whether it will be able to effectively manage its various manufacturing processes, including wafer fabrication and device packaging. No assurance can be given that the Company will be able to effectively manage its various manufacturing processes. The failure to effectively manage manufacturing processes in a timely fashion would have a material adverse effect on the Company's results of operations and financial condition.

  RISKS OF LENGTHY SALES CYCLES.

   The typical sales cycle for Ortel's products requires a substantial investment of time and effort. Initial leads are investigated to determine if the customer's needs can be met. Engineering and applications support is usually required during this stage. Often, a lengthy product evaluation phase follows, which may lead to the modification of the physical or electrical specifications of the product. Finally, negotiations regarding volume, delivery and price take place. For this reason, the Company's products typically have a lengthy sales cycle. Lengthy sales cycles subject the Company to a number of significant risks, including fluctuations in operating results and inventory obsolescence, over which the Company has little or no control.

  DEPENDENCE ON KEY PERSONNEL.

   The Company's future success depends in large part on the continued service of its key management and technical personnel and on whether or not the Company will be able to continue to attract and retain highly-skilled engineering, manufacturing, marketing and managerial personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the results of operations or financial condition of the Company.

  DEPENDENCE ON NEW PRODUCT DEVELOPMENT.

   The broadband, wireless and telecom markets are characterized by the continuing advancement of technology. A significant component of the Company's business strategy is the development of new applications for new and existing technologies for use in the broadband, wireless and telecommunications
industries.   There can be no assurance that the technologies and applications under development by the Company will be successfully developed, or, if they are successfully developed, that they will achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products and applications in a timely manner in response to changing market conditions or customer requirements, the Company's results of operations and financial condition could be materially adversely affected.

  RISKS OF INTERNATIONAL OPERATIONS.

   Sales to customers outside of the United States represented 34%, 32% and 25% of the Company's revenues in fiscal years 1997, 1996 and 1995, respectively. Such sales are subject to certain risks such as changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in foreign currency exchange rates, difficulties in staffing and managing foreign operations, and political and economic instability. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that international markets will continue to develop or that the Company will receive additional contracts to supply its products for use in systems and equipment in international markets. The Company's results of operations or financial condition could be materially adversely effected if international markets do not continue to develop, the Company does not continue to receive additional contracts to supply its products for use in systems and equipment in international markets or the Company's international sales are affected by the other risks of international operations.

   DEPENDENCE ON SINGLE SOURCE AND OTHER THIRD PARTY SUPPLIERS.

   The Company sources certain components from single vendors (domestic or international) for which a second source is not available. While the Company attempts to maintain a safety stock of these and other key components, an inability to obtain these components on a timely basis and in adequate quantities or an increase in the price of these components could have a material adverse effect on the Company's results of operations or financial condition.

  DEPENDENCE ON TIMELY RECEIPT OF ACCEPTABLE COMPONENTS.

   The Company depends on timely receipt of non-defective components to meet its manufacturing schedule. The Company's operating results or financial condition could be adversely affected by receipt of a significant number of defective components or the delay of component delivery, an increase in component prices or the inability of the Company to obtain lower component prices in response to competitive pressures on the pricing of the Company's products.

  POTENTIAL ADVERSE IMPACT OF ENVIRONMENTAL REGULATIONS.

   The Company is subject to a wide variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. There can be no assurance that environmental regulations will not impose the need for additional capital equipment or other requirements. Further, such regulations could restrict expansion of the Company's operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's results of operations or financial condition.

  DEPENDENCE ON PROPRIETARY TECHNOLOGY.

  The Company's future success and competitive position is dependent in part upon its proprietary technology, and the Company relies in part on patent, trademark and copyright law to protect its intellectual property. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's results of operations or financial condition.

  RISK OF PATENT INFRINGEMENT CLAIMS.

  From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. While the Company has had certain claims made within the past several years, the Company is not currently aware of any claims which are being actively pursued. However, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. The failure to obtain a license to a third party's intellectual property rights on commercially reasonable terms could have a material adverse effect on the Company's results of operations or financial condition.

  CONTROL OF THE COMPANY BY OFFICERS AND DIRECTORS.

  The Company's officers, directors and their affiliates beneficially own approximately 34% of the outstanding shares of the Company's Common Stock. As a result, such persons, acting together, would have the ability to exercise significant influence over all matters requiring stockholder approval. The concentration of ownership could have the effect of delaying or preventing a change in control of the Company and could have a material adverse effect on the market value of the Company's Common Stock.

  POTENTIAL ISSUANCE OF PREFERRED STOCK AND OTHER ANTI-TAKEOVER PROVISIONS.

  The Board of Directors have the authority to issue up to 5,000,000 shares of undesignated Preferred Stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such stock could have a material adverse effect on the market value of the Common Stock. In addition, the Company's Certificate of Incorporation eliminates the right of stockholders to act without a meeting and does not provide cumulative voting for the election of directors or the right of stockholders to call special meetings. The Company's Certificate of Incorporation also provides for a classified board of directors. The ability of the Board to issue Preferred Stock and these other provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. The Company is also afforded the protection of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of the Company, impede a merger, consolidation or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Any of these provisions which may have the effect of delaying or preventing a change in control of the Company could have a material adverse effect on the market value of the Company's Common Stock.

  On March 3, 1995, the Company's Board of Directors adopted a Stockholders Rights Plan that is intended to protect Stockholder interests in the event the Company is confronted with coercive takeover tactics. Pursuant to the Plan, the Company distributed Rights to purchase shares of a newly created series of Ortel Preferred Stock. Under certain circumstances these Rights become the rights to purchase shares of common stock of the Company or securities of an acquiring entity at one-half market value. The Rights may be exercised only if certain events occur. The Rights are not intended to prevent a takeover of Ortel. They are designed to deal with the possibility of unilateral actions by hostile acquirers that could deprive the Board of Directors and stockholders of Ortel of their ability to determine the Company's destiny and obtain the highest price for the Company's common stock.

  DIVIDENDS UNLIKELY AND LIMITED.

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

ITEM 2.  PROPERTIES

  The Company leases its principal manufacturing, engineering, sales and administrative facilities consisting of approximately 83,000 square feet in Alhambra, California. Total monthly cost of these leased facilities is approximately $60,000. Significant leases are as follows:

 Building     Square  Footage          Current Lease    Option Period 1    Option Period 2
  No(s).         (Approx.)                Period
-------------------------------------------------------------------------------------------
   1 - 4               48,000          10/96 - 9/2000   10/2000 - 9/2005   None
-------------------------------------------------------------------------------------------
     5                 18,000           7/94 - 9/1997   10/1997 - 9/2000   10/2000 - 9/2005
-------------------------------------------------------------------------------------------
  6 East                3,000           4/95 - 4/1998    5/1998 - 4/2001   None
-------------------------------------------------------------------------------------------
  6 West                6,300           3/95 - 2/1998    3/1998 - 2/2000   None
-------------------------------------------------------------------------------------------
     7                  8,000           2/96 - 9/1998   10/1998 - 9/2000   10/2000 - 9/2005
-----------------------------
   Total               83,300
-----------------------------

  The Company also leases additional space on a month-to-month basis for parking at its main facilities and leases small sales offices in Atlanta, Georgia, and Philadelphia, Pennsylvania. Sales offices in France and Germany are also leased. With the acquisition of Avitec AB in Sweden, the Company assumed the lease for approximately 10,000 square feet with an approximate monthly cost of $24,000. This lease expires on June 30, 1999 and there is no renewal option. See Note 7 of Notes to Consolidated Financial Statements.

  Subsequent to April 30, 1997, the Company entered into two additional leases for a total of 15,000 square feet at a monthly cost of approximately $7,000. The initial lease periods are through the year 2000 with options through 2006.

  The Company has also purchased approximately 76,500 square feet of land (56,500 square feet in November 1994 and 20,000 square feet in May 1996) near its existing facilities at a cost of $1.8 million. The Company expects to begin construction of a building on this site during fiscal 1998 as market conditions dictate.

ITEM 3.  LEGAL PROCEEDINGS

  In January 1990 and again in July 1996, the Company received notices from Rockwell International Corporation ("Rockwell") alleging that a process used by Ortel for growing epitaxial layers infringes certain broad patent rights that Rockwell holds. In August 1993, Rockwell sued the U.S. government alleging infringement of these patent rights with respect to the contracts the U.S. government has had with at least fifteen companies, including Ortel. During fiscal 1997, this patent was held invalid in a court action brought by Rockwell. Rockwell is appealing this judgment.

  In March 1992, the Company received a letter from Lucent Technologies (formerly AT&T Corporation) notifying the Company that it believes that the Company may be infringing certain of its patent rights. The Company has discussed the alleged infringement with Lucent and the Company believes that Lucent may be infringing certain of the Company's patent rights.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held September 27, 1996 for the following purposes:

  1. Proposal One: The election of the following members of the Board of Directors was approved as follows:

Name                     For      Withhold
-------------------   ---------   --------
Tatsutoku Honda       8,531,209     27,824
Hal M. Krisbergh      8,551,599      7,434
Israel Ury            8,549,599      9,434
Ronald Young          8,551,499      7,534

  2. Proposal Two: The ratification of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ended April 30, 1997 was approved as follows:

    For        Against   Abstain   Not Voted
------------   -------   -------   ---------
8,542,943        8,010     8,080   2,888,917

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The common stock is listed on the Nasdaq Stock Market under the symbol "ORTL." The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the Nasdaq Stock Market System:

                                         FISCAL 1997            FISCAL 1996
                                       ---------------        ---------------
                                        HIGH     LOW            HIGH    LOW
                                       ------   ------        -------- ------
1st Quarter ended July 31......        $27.00   $14.75        $19.00   $13.00
2nd Quarter ended October 31...         26.25    17.50         18.75     9.25
3rd Quarter ended January 31...         25.63    15.25         14.00     8.50
4th Quarter ended April 30.....         24.63    10.88         17.25    10.88

  The closing price of the Company's common stock on June 30, 1997 was $18.00. The approximate number of stockholders of record on June 30, 1997 was 176.

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

ITEM 6.  SELECTED FINANCIAL DATA

  Set forth below is selected consolidated financial data of the Company for the five years ended April 30, 1997. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                                                              YEAR ENDED APRIL 30,
                                              -------------------------------------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             --------------------------------------------------
                                               1997     1996       1995       1994       1993
                                             -------   -------   -------    --------   --------
Consolidated Statement of Operations
 Data:
Revenues................................     $82,554   $57,666   $50,090    $28,119    $22,354
Cost of revenues........................      42,846    29,477    25,311     13,765     11,169
                                             -------   -------   -------    -------    -------
  Gross profit..........................      39,708    28,189    24,779     14,354     11,185
                                             -------   -------   -------    -------    -------
Operating expenses:
  Research and development(1)...........      13,333     8,878     6,328      4,411      3,142
  Sales and marketing...................      10,605     7,969     6,306      4,323      3,278
  General and administrative............       5,968     3,454     2,869      1,693      1,876
  Acquired research and development
    in-process                                    -      4,800         -          -          -
                                             -------   -------   -------    -------    -------
    Total operating expenses............      29,906    25,101    15,503     10,427      8,296
                                             -------   -------   -------    -------    -------
Operating income........................       9,802     3,088     9,276      3,927      2,889
Interest income, net....................       1,458     1,842     1,126        300        352
Other income (expense), net.............         743       765       (48)      (117)       (52)
                                             -------   -------   -------    -------    -------
Income before income taxes..............      12,003     5,695    10,354      4,110      3,189
Provision for income taxes..............       3,688     3,302     4,051      1,531      1,200
                                             -------   -------   -------    -------    -------
Net income..............................     $ 8,315   $ 2,393   $ 6,303    $ 2,579    $ 1,989
                                             =======   =======   =======    =======    =======
Net income per share....................        $.67      $.20      $.55       $.30       $.23
                                             =======   =======   =======    =======    =======
Weighted average common and common
 equivalent shares outstanding..........      12,491    12,129    11,524      8,578      8,524
                                             =======   =======   =======    =======    =======
                                                     YEAR ENDED APRIL 30,
                                             -------------------------------------------------
                                              1997      1996      1995       1994       1993
                                             -------   -------   -------    -------    -------
Consolidated Balance Sheet Data:
Cash and short term investments.........     $34,562   $38,872   $43,881    $10,231    $13,502
Total assets............................      90,996    77,457    74,323     31,041     25,979
Long-term debt..........................           0         6         0          0          0
Stockholders' equity....................      74,883    66,274    64,144     24,215     21,477

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

RESULTS OF OPERATIONS

  The following table sets forth certain operations data as a percentage of revenues for the periods indicated and presents results for fiscal 1997 with comparisons to fiscal 1996 as reported and as adjusted to exclude a charge of $4.8 million for research and development in-process related to the acquisition of Avitec AB in Sweden:

                                                        YEAR ENDED APRIL 30,
                                            --------------------------------------------
                                                      1996          1996
                                                       As            As
                                            1997    Reported     Adjusted (a)     1995
                                           ---------------------------------------------
Revenues................................   100.0%      100.0%      100.0%        100.0%
Cost of revenues........................    51.9        51.2        51.2          50.6
                                           -----       -----       -----         -----
Gross profit............................    48.1        48.8        48.8          49.4
Operating expenses:
Research and development................    16.1        15.4        15.4          12.6
Sales and marketing.....................    12.9        13.8        13.8          12.6
General and administrative..............     7.2         6.0         6.0           5.7
Acquired research and development
 in-process                                    -         8.3           -             -
                                           -----       -----       -----         -----
Total operating expenses................    36.2        43.5        35.2          30.9
                                           -----       -----       -----         -----
Operating income........................    11.9         5.3        13.6          18.5
Interest income, net....................     1.8         3.2         3.2           2.2
Other income............................      .9         1.3         1.3             -
                                           -----       -----       -----         -----
Income before taxes.....................    14.6         9.8        18.1          20.7
Income taxes............................     4.5         5.7         5.7           8.1
                                           -----       -----       -----         -----
Net income..............................    10.1%        4.1%       12.4%         12.6%
                                           =====       =====       =====         =====

(a) Excluding the $4.8 million non-recurring charge for acquired research and development in-process.

                   YEARS ENDED APRIL 30, 1997, 1996  AND 1995


 (DOLLARS IN THOUSANDS)      1997     CHANGE     1996     CHANGE     1995
---------------------------------------------------------------------------
REVENUE                     $82,554       43%   $57,666       15%   $50,090


  The following table summarizes the Company's revenue mix according to various criteria for fiscal years 1997, 1996 and 1995 including all customers who represent 10% or more of total revenues:

                               YEAR ENDED APRIL 30

                                    1997     1996     1995
                                   -----------------------
GIC.............................    30.1%    34.4%    47.6%
Antec...........................    15.7       --       --
All other broadband customers...    30.8     37.3     30.4
                                   -----    -----    -----
  Total broadband...............    76.6     71.7     78.0
Wireless and other..............    23.4     28.3     22.0
                                   -----    -----    -----
  Total revenues................   100.0%   100.0%   100.0%
                                   =====    =====    =====

Geographic coverage:
Domestic........................    66.2%    68.1%    75.1%
International...................    33.8     31.9     24.9
                                   -----    -----    -----
  Total revenues................   100.0%   100.0%   100.0%
                                   =====    =====    =====


The following table summarizes the increase or decrease in revenue mix compared to the previous fiscal year:


                                  INCREASE (DECREASE) IN REVENUE
                                      FOR YEARS ENDED APRIL 30
                                  ------------------------------
                                   1997      1996       1995
                                  ------------------------------
GIC.............................   25.5%   (17.0)%    91.1%
Antec...........................   N/A         --       --
All other broadband customers...   25.2      41.4    124.0
  Total broadband                  52.9       5.7    102.7
Wireless and other..............   18.5      48.5     24.5
  Total revenues................   43.2%     15.1%    78.1%

Geographic coverage:
Domestic........................   39.1%      4.4%    92.3%
International...................   51.8      47.3     45.9
  Total revenues................   43.2%     15.1%    78.1%

  During the three fiscal years ended April 30, 1997, the Company's results were, in large part, dependent upon the level of capital spending on fiberoptic technologies within the CATV industry. Approximately 77%, 72% and 78% of the Company's revenues during fiscal years 1997, 1996 and 1995, respectively, were derived from sales of products designed for use in broadband RF communications worldwide, mainly for CATV. During this same three-year period, sales to GIC accounted for approximately 30%, 34% and 48% of total revenues, respectively. While the Company has enjoyed a long-term relationship with this customer, there can be no assurance that GIC will not secure a second source or continue buying products from the Company.

  The increase in the rate of revenue growth from 15.1% in fiscal 1996 to 43.2% in fiscal 1997 reflects (1) an increase in revenue from sales to GIC, (2) the addition of Antec as a new domestic broadband customer, (3) an increase in demand for the Company's broadband products from international customers generally and 4) an increase in revenue from sales of products for wireless and satellite communications applications.

  Total broadband revenues in fiscal 1997 reflect a total increase of 52.9% which represents an increase of 25.5% in revenues from GIC (following a 17.0% decrease in the previous year) and the addition of Antec as a new domestic customer. The reduction in fiscal 1996 GIC revenues primarily reflected a slowdown in spending by U.S. CATV operators as they awaited the outcome of legislation which would deregulate the industry. Revenues from all other broadband customers increased 25.2% in fiscal 1997 following an increase of 41.4% in fiscal 1996 with the higher rate of growth largely attributable to the addition of Antec as a customer in fiscal 1997.

  Revenues from products sold for wireless and other applications increased 18.5% in fiscal 1997 following a 48.5% increase in fiscal 1996. The lower rate of growth in fiscal 1997 reflects the loss of a domestic customer with whom the Company now competes in the sale of repeater products for PCS applications as well as a lower rate of growth for government and satellite communications. The growth in fiscal 1996 revenues primarily reflected an improvement in sales of products for government applications.

  In terms of year-over-year growth, domestic revenues increased by 39.1% in fiscal 1997 reflecting a significant increase in sales to GIC as well as the
impact of Antec as a new domestic CATV customer.   Domestic revenue in fiscal
1996 increased only 4.4% over fiscal 1995 reflecting the impact of a softer U.S. CATV industry.

  Sales to customers outside the U.S. represented 34%, 32% and 25% of the Company's revenues in fiscal years 1997, 1996 and 1995, respectively. International revenues were up 51.8% in fiscal 1997 following a 47.3% increase in fiscal 1996. Fiscal 1997 benefited from including a full year's results of Avitec acquired in March 1996 plus strong demand from the Company's Asian customers. The increase in fiscal 1996 international sales reflected higher sales to French and Australian customers.


 (dollars in thousands)       1997     CHANGE      1996     CHANGE      1995
-----------------------------------------------------------------------------
GROSS PROFIT                $39,708        41%   $28,189        14%   $24,779
% OF REVENUE                   48.1%                48.8%                49.4%

  Gross profit margins were 48.1%, 48.8% and 49.4% in fiscal years 1997, 1996 and 1995, respectively. The decrease in gross profit margin from 48.8% in fiscal 1996 to 48.1% in fiscal 1997 was primarily due to a higher mix of product sold for wireless applications as these products generally have lower gross margins commensurate with lower production volumes as compared to the Company's broadband products. The decrease from 49.4% in fiscal 1995 to 48.8% in fiscal 1996 was primarily due to a higher mix of products sold for both the wireless and satellite communications applications, again related to lower production volumes when compared to broadband products. The Company anticipates that gross margins in the near term may trend lower as a result of lower prices on its broadband products while the mix of wireless product increases ahead of the economies of scale that come with higher shipment volumes and on-going cost reduction efforts associated with the introduction of a number of new products for broadband and wireless applications.



 (dollars in thousands)       1997     CHANGE     1996     CHANGE     1995
---------------------------------------------------------------------------
RESEARCH & DEVELOPMENT      $13,333        50%   $8,878        40%   $6,328
% OF REVENUE                   16.1%               15.4%               12.6%

  Research and development expenses increased over 50% to $13.3 million in fiscal year 1997 compared to those in fiscal year 1996 and 40% to $8.9 million in fiscal 1996 from $6.3 million in fiscal year 1995. Increases in compensation and other personnel-related costs plus direct project material costs accounted for almost $2.6 million of the $4.5 million increase. Most of the remaining increase reflects the full year impact of Avitec and lower contract revenues. Research and development costs are expensed as incurred and are net of contract revenues. Revenues from such contracts totaled approximately $1.5 million, $1.8 million, and $1.1 million in fiscal years 1997, 1996 and 1995, respectively.

  The Company has, in the past, maintained a strong research and development program and expects to continue to invest significant resources for research and product development.


 (dollars in thousands)       1997     CHANGE     1996     CHANGE     1995
---------------------------------------------------------------------------
SALES & MARKETING           $10,605        33%   $7,969        26%   $6,306
% OF REVENUE                   12.9%               13.8%               12.6%

  Sales and marketing expenses increased to $10.6 million in fiscal 1997 from $8.0 million in fiscal 1996 and $6.3 million in fiscal year 1995. As a percent of revenues, sales and marketing expenses were 12.9%, 13.8% and 12.6% in fiscal 1997, 1996 and 1995, respectively. Additional compensation costs were responsible for an increase of $1.7 million and $.4 million in fiscal 1997 and 1996, respectively. All other sales and marketing costs increased by $.9 million and $1.3 million in fiscal 1997 and 1996, respectively, and were primarily related to an increase in spending for advertising, travel and trade shows.

  (dollars in thousands)       1997     CHANGE     1996    CHANGE     1995
---------------------------------------------------------------------------
GENERAL & ADMINISTRATIVE      $5,968        73%   3,454        20%   $2,869
% OF REVENUE                     7.2%               6.0%                5.7%

  General and administrative expenses increased to $6.0 million in fiscal 1997 from $3.5 million in fiscal 1996 and $2.9 million in fiscal 1995. The increase in general and administrative expenses from fiscal year 1996 to 1997 is principally a full year's impact of Avitec AB general and administrative costs as well as a full year of amortization of intangible assets related to the fiscal 1996 acquisition of this subsidiary. Also included is a minor cost for a partial year's amortization of intangible assets and non-qualified stock options related to the October 1996, investment in the unconsolidated subsidiary Photon Technology Co., Ltd. These two items accounted for $1.4 million of the $2.5 million increase. Of the remaining increase in general and administrative expenses during this period, $.9 million represents additional compensation, costs of consultants and recruiting costs of new employees.


 (dollars in thousands)      1997     CHANGE     1996     CHANGE     1995
-------------------------------------------------------------------------
ACQUIRED R&D INPROCESS       $ --      (100%)   $4,800       100%    $ --
% OF REVENUE                   --%                 8.3%                --%

  A non-recurring charge of $4.8 million was recognized in fiscal 1996 related to research and development in-process associated with the acquisition of Avitec AB in Sweden. This charge represents the value of future products which are expected to emerge from ongoing research and development programs as compared to existing products.



    (dollars in thousands)        1997     CHANGE     1996     CHANGE     1995
-------------------------------------------------------------------------------
INTEREST/OTHER INCOME (NET)      $2,201      (16)%   $2,607       142%   $1,078
% OF REVENUE                        2.7%                4.5%                2.2%

  Interest income and other income, net of interest expense, decreased to $2.2 million in fiscal 1997 from $2.6 million in fiscal 1996. Of the total amount recorded in fiscal 1997, $905,000 was related to the settlement of an intellectual property dispute and $1.5 million was primarily for interest income related to the Company's cash investments. This compares to fiscal 1996 recorded amounts of $913,000 related to the intellectual property dispute settlement and $1.8 million of interest income related to the Company's cash
investments.   The increase to $2.6 million in fiscal 1996 from $1.1 million in fiscal 1995 is primarily for interest income related to cash investments resulting from the Company's initial public offering in October, 1994. In fiscal year 1998 the third and final payment related to the intellectual property settlement will be received resulting in income of approximately $900,000.

 (dollars in thousands)      1997    CHANGE     1996      CHANGE     1995
--------------------------------------------------------------------------
INCOME TAXES                3,688        12%   $3,302       (18%)   $4,051
% OF REVENUE                  4.5%                5.7%                 8.1%

  The consolidated effective income tax rate was 30.7% in fiscal 1997, 58.0% in fiscal 1996 and 39.1% in fiscal 1995. The higher unadjusted effective tax rate in fiscal 1996 reflected the non-tax-deductible nature of the charge for research and development in-process. Excluding this charge and associated foreign tax benefits, the effective tax rate was 31.5% in fiscal 1996. This adjusted fiscal 1996 effective rate was lower than the effective rate in fiscal 1995 due to lower levels of profitability combined with higher levels of additional non-tax deductible interest as well as the impact of credits for research and development and new state tax credits generated from investing in new capital equipment.

   The U.S. Internal Revenue Service is currently auditing the Company's fiscal years ended April 30, 1994 and 1995. See Note 5 of Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

  In fiscal year 1997, the Company generated cash from operating activities of $6.6 million but invested $11.2 million in new capital equipment and subsidiaries by using cash balances. Accounts receivable increased proportionately to revenues. Inventory increased in support of increased demand for all products but especially repeaters and also because of other new products introduced in the fourth quarter.

  In fiscal year 1996, the Company generated cash from operating activities of $3.6 million but invested $8.4 million in new capital equipment and subsidiaries by using cash balances.

  In fiscal year 1995, the Company financed its operations primarily through cash generated by operating activities of $6.0 million which financed $5.9 million in new capital investment.

  As of April 30, 1997, the Company's principal sources of liquidity included cash and short term investments of $34.6 million. The Company also had a credit facility for $5.0 million consisting of an unsecured revolving line of credit which expired on May 1, 1997. The revolving line of credit is renewable at the Company's option. Interest rates under the revolving line of credit vary according to market rates of interest and ranged from approximately 7.2% to 8.5% as of April 30, 1997. In addition, the Company has a $2.0 million unsecured credit facility with another banking institution expiring on September 1, 1997 and bearing interest at prime (8.5% as of April 30, 1997). There were no amounts outstanding under the above mentioned agreements as of April 30, 1997. See Note 3 of Notes to Consolidated Financial Statements.

  For the fiscal year ended April 30, 1997, the Company's capital expenditures were approximately $8.7 million. For the fiscal year 1998, the Company anticipates capital expenditures of approximately $14 million, a substantial portion of which is budgeted for the start of construction of a new facility located near the current corporate headquarters. This facility will be used primarily for additional office space for research and development, sales, marketing and administrative functions which will release space currently occupied by these functions to be used for manufacturing.

  The Company believes that cash, short term investments and anticipated funds from operations combined with debt financing for the new facility to be built, will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months.

  Subsequent to April 30, 1997 the Company invested $5.0 million in a startup venture, Tellium, Inc., which is expected to develop subsystems for dense wavelength division multiplexing applications.

RECENT DEVELOPMENTS

  In February, 1997, the Financial Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements issued for periods ending after December 15, 1997, including interim periods. The Company has not determined the impact of the implementation of SFAS No. 128.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this item is filed as a separate part of this Report (see page
30).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1--Election of Directors" and under the caption "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

  There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Certain Holders Thereof" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1997.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements

     1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by Independent Auditors' Report are filed as part of this Report (see page 31).

     2.  Financial Statement Schedules

     The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements covered by Independent Auditors' Report are filed as part of this Report (see page 31).

     3.  Exhibits

     The list of exhibits contained in the Index to Exhibits are filed as part of this Report (see page 51).

  (b)  Reports on Form 8-K

  No reports were filed on Form 8-K during the fiscal year ended April 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 1997.

                            Ortel Corporation,
                            a Delaware corporation

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


        Signature                          Title                        Date
        ---------                          -----                        ----
/s/ Wim H.J. Selders            Director, President and Chief       July 28, 1997
-----------------------------   Executive Officer (Principal
    Wim H.J. Selders            Executive Officer)

/s/ Stephen K. Workman          Vice President, Finance and         July 28, 1997
-----------------------------   Chief Financial Officer
    Stephen K. Workman          (Principal Financial and
                                Accounting Officer)

/s/ Amnon Yariv                 Chairman of the Board               July 28, 1997
-----------------------------
    Amnon Yariv

/s/ Israel Ury                  Director and Chief Technology       July 28, 1997
-----------------------------   Officer
    Israel Ury

/s/ Nadav Bar-Chaim             Director, Vice President, Device    July 28, 1997
-----------------------------   Structures and Materials and
    Nadav Bar-Chaim             Secretary

/s/ Tatsutoku Honda             Director                            July 28, 1997
-----------------------------
    Tatsutoku Honda

/s/ Anthony J. Iorillo          Director                            July 28, 1997
-----------------------------
    Anthony J. Iorillo

/s/ Raymond H. Kaufman          Director                            July 28, 1997
-----------------------------
    Raymond H. Kaufman

/s/ Wayne L. Tyler              Director                            July 28, 1997
-----------------------------
    Wayne L. Tyler

/s/ Ronald L. Young             Director                            July 28, 1997
-----------------------------
    Ronald L. Young

/s/ Hal M. Krisberg             Director                            July 28, 1997
-----------------------------
    Hal M. Krisberg

                               ORTEL CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                     COVERED BY INDEPENDENT AUDITORS REPORT

                                           PAGE
                                           ----
CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors Report.............    32

Consolidated Balance Sheets as of April
 30, 1997 and 1996......................    33

Consolidated Statements of Operations
 for the years ended April 30, 1997,
 1996, and 1995.........................    34

Consolidated Statements of Stockholders'
 Equity for the years ended April 30,
 1997, 1996, and 1995...................    35

Consolidated Statements of Cash Flows
 for the years ended April 30, 1997,
 1996, and 1995.........................    36

Notes to Consolidated Financial
 Statements.............................    37

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II:  Valuation and Qualifying
 Accounts...............................    50

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ortel Corporation and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting
principles.   Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                KPMG Peat Marwick LLP

Los Angeles, California
May 30, 1997

                       ORTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                APRIL 30,
                                           --------------------
                                             1997        1996
                                           --------    --------
ASSETS
Current assets:
Cash and equivalents....................   $ 18,865    $ 15,573
Short term investments..................     15,697      23,299
Trade receivables less allowance for
 doubtful accounts of $347 and $325 at
 April 30, 1997 and 1996, respectively..     13,762       9,024
Billed contract costs and fees and
 other receivables (net)................      1,276         668
Inventories.............................     13,960       9,736
Deferred tax assets (note 5)............      2,454       1,642
Prepaid expenses and other current
 assets.................................        987         697
                                           --------    --------
Total current assets....................     67,001      60,639
Property, equipment and improvements,
 at cost:
Property................................      1,796       1,707
Equipment...............................     24,263      18,468
Office furniture and fixtures...........      4,417       2,911
Leasehold improvements..................      4,969       3,693
                                           --------    --------
Total property, equipment and
 improvements...........................     35,445      26,779
Less accumulated depreciation and
 amortization...........................    (17,388)    (13,383)
                                           --------    --------
Net property, equipment and improvements     18,057      13,396
Intangible assets, net..................      2,901       1,804
Other assets (note 6)...................      3,037       1,618
                                           --------    --------
Total assets............................   $ 90,996    $ 77,457
                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable........................   $  5,574    $  3,470
Accrued payroll and related costs.......      4,290       3,652
Other accrued liabilities...............      2,801       1,887
Income taxes payable (note 5)...........      1,399         503
                                           --------    --------
Total current liabilities...............     14,064       9,512
Deferred income.........................        395         456
Deferred income taxes (note 5)..........      1,409       1,032
Notes payable...........................          -           6
Minority interest in subsidiaries.......        245         177
Stockholders' equity (notes 4 and 6):
Preferred stock, $.001 par value;
 5,000,000 shares authorized;
   none issued and outstanding..........          -           -
Common stock, $.001 par value;
 25,000,000 shares authorized; issued
 and outstanding: 11,499,743 and
 11,358,810 in 1997 and 1996............         11          11

Additional paid in capital..............     51,930      51,369
Retained earnings.......................     24,712      16,397
Loans receivable (note 6)...............     (1,341)     (1,506)
Unrealized losses on investments........         (4)          -
Cumulative effect of foreign currency
 translation............................       (425)          3
                                           --------    --------
Net stockholders' equity................     74,883      66,274
                                           --------    --------
Commitments and contingencies (note 7)
Total liabilities and stockholders'
 equity.................................   $ 90,996    $ 77,457
                                           ========    ========

          See accompanying notes to consolidated financial statements.

                       ORTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               YEAR ENDED APRIL 30,
                                           -----------------------------
                                             1997       1996       1995
                                           -----------------------------

Revenues (notes 8, 9 and 11)............   $82,554    $57,666    $50,090
Cost of revenues........................    42,846     29,477     25,311
                                           -------    -------    -------
  Gross profit..........................    39,708     28,189     24,779
Operating expenses:
  Research and development..............    13,333      8,878      6,328
  Sales and marketing...................    10,605      7,969      6,306
  General and administrative............     5,968      3,454      2,869
  Acquired research and development
   in-process...........................         -      4,800          -
                                           -------    -------    -------
      Total operating expenses..........    29,906     25,101     15,503
                                           -------    -------    -------
Operating income........................     9,802      3,088      9,276
Other:
  Interest income, net..................     1,458      1,842      1,126
  Other income (expense)................       812        815         88
  Minority interest in net earnings of
   subsidiaries.........................       (69)       (50)      (136)
                                           -------    -------    -------
           Income before income taxes...    12,003      5,695     10,354
Provision for income taxes (note 5)          3,688      3,302      4,051
                                           -------    -------    -------
      Net income........................     8,315    $ 2,393    $ 6,303
                                           =======    =======    =======

Net income per share....................      $.67       $.20       $.55
                                           =======    =======    =======
Weighted average common and common
equivalent shares outstanding...........    12,491     12,129     11,524
                                           =======    =======    =======

          See accompanying notes to consolidated financial statements.

                       ORTEL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 4 AND 6)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  CUMULATIVE     VALUATION
                                                                                  EFFECT OF      ADJUSTMENT
                                          ADDITIONAL                               FOREIGN           OF              NET
                                 COMMON     PAID IN     RETAINED      LOANS        CURRENCY      SHORT TERM     STOCKHOLDERS'
                                 STOCK      CAPITAL     EARNINGS   RECEIVABLE    TRANSLATION    INVESTMENTS         EQUITY
                                 --------------------------------------------------------------------------------------------
Balance at April 30, 1994.....      $ 8      $17,092     $ 7,701    $  (657)         $  71          $  0            $24,215
Proceeds from issuance of
 2,820,000 shares of common
 stock at $13 per share.......        3       33,331                                                                 33,334
Exercise of stock options for
 191,240   shares of common
 stock at $1.10 to   $4.00
 per share....................                   621                                                                    621
Loans from exercise of stock
 options due   1999-2003 at
 6.43%-7.92% per year, net
 of repayments................                                           (413)                                         (413)
Effect of foreign currency
 translation..................                                                            61                             61
Unrealized gains on
 investments..................                                                                           23              23
Net income....................                             6,303                                                      6,303
                                    ---      -------     -------      -------          -----           ----         -------
     Balance at April 30, 1995      $11      $51,044     $14,004      $(1,070)         $ 132           $ 23         $64,144

Exercise of stock options for
 289,784   shares of common
 stock at $9.50 to   18.00
 per share....................               $   794                                                                $   794
Tax benefits arising from
 exercise of  non-  qualified
 stock options................                   442                                                                    442
Repurchase of 80,000 shares
 of stock at an   average
 price of $11.39 per share....                  (911)                                                                  (911)
Loans from exercise of stock
 options due   1999-2003 at
 5.07%-7.92% per year,
 net of repayments............                                           (436)                                         (436)
Effect of foreign currency
 translation..................                                                          (129)                          (129)
Unrealized gains on
 investments..................                                                                          (23)            (23)
Net income....................                             2,393                                                      2,393
                                    ---      -------     -------      -------          -----           ----         -------
     Balance at April 30, 1996      $11      $51,369     $16,397      $(1,506)         $   3           $  0         $66,274

Exercise of stock options for
 190,993   shares of common
 stock at $1.10 to $17.25
 per share....................               $   873                                                                $   873
Tax benefits arising from
 exercise of non- qualified
 stock options................                   241                                                                    241
Repurchase of 50,000  shares
 of stock at an  average
 price of $12.08 per share....                  (604)                                                                  (604)
Photon  Stock Option (See
 Note 4)......................                    51                                                                     51
Loans from exercise of stock
 options due 2000-2001 at
 6.36%-6.6% per  year, net
 of repayments................                                            165                                           165
Effect of foreign currency
 translation..................                                                          (428)                          (428)
Unrealized  losses on
 investments..................                                                                           (4)             (4)
Net income....................                             8,315                                                      8,315
                                    ---      -------     -------      -------          -----           ----         -------
     Balance at April 30, 1997      $11      $51,930     $24,712      $(1,341)         $(425)          $ (4)        $74,883
                                    ===      =======     =======      =======          =====           ====         =======

     See accompanying notes to consolidated financial statements.

                      ORTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 YEAR ENDED APRIL 30
                                           -------------------------------
                                             1997       1996        1995
                                           -------    --------    --------
Cash flows from operating activities:
   Net income...........................   $ 8,315    $  2,393    $  6,303
   Adjustments to reconcile net income
    to net cash provided by
       operating activities:............
   Depreciation and amortization........     4,479       3,280       2,250
   Increase in minority interest in
    subsidiaries........................        68         (28)        100
   Gain/loss on disposal of equipment...         -          10           1
   Net effect of foreign currrency
    translation.........................      (228)        (93)         28
   Change in assets and liabilities
    (net of effects of acquired company):
       (Increase) decrease in:
   Receivables and billed contract
    costs and fees......................    (5,346)      1,295      (2,365)
   Inventories..........................    (4,224)     (  915)     (2,170)
   Deferred tax assets..................      (812)          2      (1,069)
   Prepaid expenses and other assets....        41      (1,472)       (351)
   Intangible assets....................      (779)     (  366)         --
     Increase (decrease) in:
   Accounts payable.....................     2,104         306          47
   Accrued payroll and related costs....       638        (377)      2,024
   Other accrued liabilities............       914         186         837
   Deferred income......................       (61)       (733)        388
   Deferred income taxes................       377         487          37
   Income taxes payable.................       896        (464)         13
                                           -------    --------    --------
   Net cash provided by operating
    activities..........................     6,382       3,511       6,073
                                           -------    --------    --------
Cash flows from investing activities:
   Capital expenditures.................    (8,729)     (6,976)     (5,928)
   Investment in subsidiaries (net of
    cash acquired)......................    (2,428)     (1,380)         --
   Short term investments...............     7,598      (3,222)    (17,491)
                                           -------    --------    --------
   Net cash used in investing activities    (3,559)    (11,578)    (23,419)
                                           -------    --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common
    stock, net..........................       510         302      33,978
   Notes payable........................        (6)          6          --
   Borrowings under credit line.........        --          --         (93)
   Notes receivable from stockholders,
    net.................................       165        (436)       (413)
                                           -------    --------    --------
   Net cash (used in) provided by
    financing activities................       669        (128)     33,472
                                           -------    --------    --------
Effect of exchange rate changes on cash.      (200)        (36)         33
                                           -------    --------    --------
   Net increase (decrease) in cash and
    equivalents.........................     3,292      (8,231)     16,159
Cash and equivalents at beginning of
 year...................................    15,573      23,804       7,645
                                           -------    --------    --------
Cash and equivalents at end of year.....   $18,865    $ 15,573    $ 23,804
                                           =======    ========    ========
Supplemental disclosure of cash flow
 information:
   Cash paid during the year for:
   Interest.............................   $     4    $      4    $      2
   Income taxes.........................     3,227       3,083       5,070

 See accompanying notes to consolidated financial statements.

                      ORTEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1997, 1996 AND 1995

1.  DESCRIPTION OF OPERATIONS (UNAUDITED)

  Ortel Corporation ("Ortel" or the "Company") pioneered the development of "linear fiberoptic" technology that enables the transmission of digital, digitally compressed or analog information via radio frequency ("RF") signals on fiberoptic cable. By utilizing this technology, users do not need to convert RF signals into a digital format or transform them to individual channels at low frequencies. The Company's linear fiberoptic technology has contributed to the development of a network architecture called "hybrid fiber/coax," combining the best features of fiberoptics and coaxial cable. Today, linear fiberoptics enables CATV system operators to transform their traditional one-way, video-only systems to interactive, two-way, video, voice and data delivery systems and provides telephone companies with the means to cost-effectively transform their traditional telephone networks to deliver interactive video and data services. Revenues from the sale of products for these broadband applications accounted for approximately 77% of the Company's total revenues in fiscal 1997.

  Other applications for this technology are satellite earth stations, cellular and personal communications systems ("PCS") and certain government communication projects, all of which capitalize on the inherent ability of this technology to enable longer transmission distances, improve signal quality, higher bandwidth, and provide immunity to interfering signals and operating cost savings as compared to most other solutions. The Company's intellectual know-how with respect to developing and manufacturing optoelectronic devices has recently been applied to developing products for digital telecommunications applications. Building on its knowledge of RF electronics, the Company has also positioned itself as a leading supplier of wireless repeaters which enhance the coverage of base stations for cellular, PCS and other wireless services. Revenues from the sale of products for these non-broadband applications accounted for approximately 23% of the Company's total revenues in fiscal year 1997.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

  Certain prior year balances in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and Ortel Vertriebs GmbH, a 75% owned subsidiary, Ortel SARL, a 90% owned subsidiary and Avitec AB, a wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Investment in Affiliated Company

  Investment in the equity of an affiliated company, Photon Technology
Company, Limited (Photon) is accounted for by the equity method. The excess of cost of the stock of the affiliate over the Company's proportionate share of Photon's net assets at the acquisition date is being amortized on a straight line basis over ten years. The Company's owns approximately 34% of Photon. Subsequent to year-end, the Company increased its investment in Photon raising its ownership to approximately 43%.

Product Revenue Recognition

  Revenue on products shipped to customers is recognized upon shipment from the Company's facilities, net of allowance for returns.

Contract Revenue Recognition

  Revenue from research and development contracts are netted against research and development expenses. Net contract revenue aggregated approximately $1,489,000, $1,753,000 and $1,055,000 in fiscal years 1997, 1996 and 1995, respectively.

  Revenue and fees from cost reimbursable contracts are recognized based on the ratio of total costs incurred to total estimated costs.

  Revenue and fees from fixed price contracts are recognized on the percentage of completion method; however, no income is recognized until such time as a reasonable profit estimation can be made. Provisions for estimated losses on uncompleted contracts are made when such losses become determinable.

Use of Estimates

  The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, and the amount of contingent assets or liabilities disclosed in the consolidated financial statements. Actual results could differ from the estimates made.

Depreciation and Amortization

  Equipment, office furniture and fixtures are depreciated using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the estimated useful life of the asset or the length of the lease, whichever is less, including any option periods where options are expected to be exercised.

Credit Risk

  The Company sells its products to customers throughout the world. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates to date.

Fair Value of Financial Instruments

  The carrying amounts of financial instruments including cash and equivalents, short-term investments and notes payable approximate fair value due to the relatively short maturity of such instruments.

Research and Development

  Company-sponsored research and development costs are expensed as incurred.

Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

                             YEAR ENDED APRIL 30
                             -------------------
                               1997       1996
                             --------   --------
Raw materials.............   $ 6,412    $2,617
Work-in-process...........     6,820     6,797
Finished goods............       728       322
                             -------    ------
      Total inventories...   $13,960    $9,736
                             =======    ======

Cash Equivalents

  Cash equivalents include short-term commercial paper, money market funds and municipal securities managed by banking institutions totaling $13.5 million and $10.0 million as of April 30, 1997 and 1996, respectively. Cash equivalents being managed by these banking institutions includes securities with maturities of 90 days or less which can be liquidated in a manner that is equivalent to cash.

Short-term Investments

  Short-term investments consist of interest bearing securities with original maturities greater than 90 days and consist of U.S. treasuries and municipal securities. The Company adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)" at May 1, 1994. Under SFAS 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At April 30, 1997 and 1996, the Company's marketable investment securities consisted principally of highly liquid investments in tax free municipal obligations with various maturity dates through November 1, 1999. The difference between market value and cost of these securities at April 30, 1997 and 1996 was immaterial.

Foreign Currency Translation

  Under the provisions of Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," all assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates, and translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders' equity.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on May 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles including goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future operating cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Accounting for Stock Options

  Prior to May 1, 1996, The Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On May 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosure for employee stock option grants made in fiscal year 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

  Net income per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options. Net income per share for all years presented is summarized as follows (in thousands, except per share data):

                                             YEAR ENDED APRIL 30,
                                         ----------------------------
                                           1997      1996      1995
                                         --------   -------   -------
Net income.............................   $ 8,315   $ 2,393   $ 6,303
                                          =======   =======   =======

Weighted average shares outstanding:
      Common shares issued.............    11,463    11,312    10,157
      Stock options....................     1,028       817     1,367
                                          -------   -------   -------
      Total............................    12,491    12,129    11,524
                                          =======   =======   =======

Net income per share...................   $   .67   $   .20   $   .55
                                          =======   =======   =======

  For the years ended April 30, 1997, 1996 and 1995 fully diluted income per share did not differ materially from primary income per share; accordingly, fully diluted income per share has not been presented.


Recent Developments

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements issued for periods ending after December 15, 1997, including interim periods. The Company has not determined the impact of the implementation of SFAS No. 128.

3.  BORROWINGS UNDER CREDIT LINE

  On June 2, 1995, the Company entered into a credit agreement for $13 million consisting of a revolving line of credit totaling $5 million originally expiring on May 1, 1997 and a non-revolving line of credit totaling $8 million with a term repayment option originally expiring on May 1, 1996. The non-revolving line of credit was renewed and expired on December 31, 1996. The revolving and non-revolving lines of credit are renewable at the Company's option. There were no borrowings outstanding as of April 30, 1997.

  The Company entered into an unsecured credit agreement totaling $2 million on September 30, 1995. The credit facility was renewed during fiscal year 1997 and expires on September 1, 1997. Borrowings under this credit facility bear interest at the prime lending rate. There were no borrowings outstanding as of April 30, 1997.

   The Company had guaranteed certain borrowings of its subsidiary in France via a letter of credit totaling

FF 780,000 (equivalent to approximately $151,400). This letter of credit expired on June 30, 1996 and is no longer required. There were no borrowings outstanding by this subsidiary as of April 30, 1997.

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

4.  STOCKHOLDERS' EQUITY-CONTINUED

Stock Repurchases

  In November 1995, the Company announced a plan to repurchase up to one-million shares of common stock from time to time as market conditions dictate. During the year ended April 30, 1997, 50,000 shares of common stock were repurchased at a cost of $604,000. During the year ended April 30, 1996, 80,000 shares of common stock were repurchased at a cost of $911,000.

Stock Options

  During calendar 1990, the stockholders of the Company approved the 1990 Stock Option Plan (the "1990 Plan") which replaced the previous 1981 Incentive Stock Option Plan. Under the 1990 Plan, the Company reserved up to 2,400,000 shares of its common stock for issuance to eligible employees, officers and directors upon exercise of options granted. Options under the 1990 Plan vest over a varying period not to exceed ten years, subject to the discretion of the Plan's administrative committee. Both incentive stock options and nonqualified stock options are authorized to be granted under the 1990 Plan. Upon completion of the Company's initial public offering, no further options were granted under the 1990 Plan.

  During fiscal year 1995, the Company approved the 1994 Equity Participation Plan, pursuant to which 240,000 shares of common stock were initially reserved for issuance. The shares of common stock authorized to be issued under this plan increases by 6% of the shares of common stock outstanding at the beginning of the following fiscal year.

  The following table summarizes all activity under the 1981 Incentive Stock Option Plan, the 1990 Plan and the 1994 Equity Participation Plan as well as certain nonqualified options granted not pursuant to any plan.

                                   1981          1990     1994        NON-                      EXERCISE PRICE
                                   PLAN          PLAN    PLAN(1)    QUALIFIED       TOTAL          PER SHARE         EXERCISABLE
                                ---------     --------- ---------   ---------    ---------     -----------------     -----------
Outstanding at April 30, 1993     601,176     1,074,000       --     110,803     1,785,979     $.47   -  $ 4.00         836,512
   Granted...................          --       515,250       --          --       515,250     $4.00  -  $ 6.67
   Exercised.................    (493,141)       (5,100)      --     (13,437)     (511,678)    $ .47  -  $ 4.00
   Canceled..................      (2,219)      (37,200)      --          --       (39,419)    $1.33  -  $ 4.00
                                ---------     --------- ---------   --------     ---------     -----------------      ----------
Outstanding at April 30, 1994     105,816     1,546,950               97,366     1,750,132     $.69   -  $ 6.67         586,431
   Granted...................          --       375,000   198,000         --       573,000     $8.00  -  $24.25
   Exercised.................     (50,890)     (140,350)       --         --      (191,240)    $1.10  -  $ 4.00
   Canceled..................          --        (4,200)       --         --        (4,200)    $4.00
                                ---------     --------- ---------   --------     ---------     -----------------      ----------
Outstanding at April 30, 1995      54,926     1,777,400   198,000     97,366     2,127,692     $.69  -   $24.25         728,194
   Granted...................          --            --   595,578         --       595,578     $11.25 -  $17.63
   Exercised.................     (48,568)     (165,300)       --    (75,916)     (289,784)    $ .69  -  $8.00
   Canceled..................          --       (38,700)  (14,700)        --       (53,400)    $4.00  -  $24.25
                                ---------     --------- ---------   --------     ---------     -----------------      ----------
Outstanding at April 30, 1996       6,358     1,573,400   778,878     21,450     2,380,086     $1.10  -  $24.25         855,408
   Granted...................          --            --   686,571         --       686,571     $1.00  -  $24.25
   Exercised.................      (6,358)     (177,900)   (4,925)    (1,750)     (190,933)    $1.10  -   $17.25
   Canceled..................          (-)      (27,000)  (30,466)        (-)      (57,466)    $4.00  -   $24.25
                                ---------     --------- ---------   --------     ---------     -----------------      ----------
Outstanding at April 30, 1997          --     1,368,500 1,430,058     19,700     2,818,258     $1.10  -   $24.25       1,180,690
                                =========     ========= =========   ========     =========
Total authorized.............          --     1,368,500 1,585,545     19,700     2,973,745
Remaining to be granted......          --            --   155,487         --       155,487
Exercisable..................          --       945,700   215,290     19,700     1,180,690

(1) Effective May 1, 1997, the number of options authorized to be granted increased to 2,275,530.

  The weighted average remaining contractual life of stock options outstanding as of April 30, 1997 was as follows:

                                   Number of        Weighted-Average      Weighted-                        Weighted-
                                    Options            Remaining           Average       Number of      Average Price of
          Range of              Outstanding at      Contractual Life       Exercise       Options         Exercisable
       Exercise Prices          April 30, 1997          (years)             Price       Exercisable        Options
------------------------------------------------------------------------------------------------------------------------
$ 1.33  - $ 1.33                    19,700              2.6                 $ 1.33         19,700            $ 1.33
$ 4.00  - $ 4.00                 1,036,550              5.2                 $ 4.00        819,950            $ 4.00
$ 6.67  - $ 8.00                   332,250              7.2                 $ 7.97        125,750            $ 7.98
$11.00  - $16.50                   275,900              9.0                 $12.50         40,992            $13.46
$17.25  - $17.63                   396,625              8.1                 $17.30         97,898            $17.30
$20.25  - $24.25                   757,233              8.5                 $23.44         76,400            $24.25
                                 ---------              ---                 ------      ---------            ------
            Total                2,818,258              7.1                 $12.37      1,180,690            $ 7.12
                                 =========              ===                 ======      =========            ======

  During fiscal 1997 approximately 70,000 stock option shares were granted a key employee of Photon Technology Company, Limited, at an option price of $20.75
which was the fair market value on the date of grant.   These options vest over
a five-year period. During fiscal 1997, approximately $51,000 was recorded as expense related to these options. The amount of expense was determined using the Black-Sholes option-pricing model with the same assumptions tabled below.

  For financial reporting purposes, the Company recognizes compensation expense for the difference between the estimated fair market value of the common stock and the stock option exercise price at date of grant, if any, over the vesting period. Further, to the extent the Company derives a tax benefit from non-qualified options exercised by employees, such benefit is credited to additional paid in capital when realized on the Company's income tax return. Tax benefits realized totaling $241,000 and $442,000 were credited to additional paid in capital in 1997 and 1996, respectively. No tax benefits were realized in 1995.

Stock-Based Compensation

  The per share weighted-average fair value of stock options granted during fiscal years 1997 and 1996 was $12.27 and $9.09, respectively, on the date of grant using the Black Sholes option-pricing model with the following weighted-average assumptions:

                             YEAR ENDED APRIL 30,
                             --------------------
                               1997        1996
                             --------------------
Expected dividend yield...         -%         -%
Risk-free interest rate...      6.50%      6.14%
Expected volatility.......        50%        50%
Expected life (years).....       6.2        6.2

  The Company applies APB Opinion No. 25 in accounting for stock-based compensation. Because options were granted at fair market value, no compensation cost has been recognized for its stock options except as related to those given to key employees of Photon. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                               YEAR ENDED APRIL 30
                               -------------------
                                 1997      1996
                               -------   ---------
  Net income
      As reported............   $8,315     $2,393
      Pro forma..............    6,441     $1,039
    Net earnings per share
   As reported...............   $  .67     $  .20
   Pro forma.................   $  .54     $  .09

  Pro forma net earnings reflects only options granted in fiscal years 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of four or five years and because compensation cost for options granted prior to May 1, 1996 is not considered.

5.  INCOME TAXES

  The provision for income taxes is comprised of the following (in thousands):

                                               YEAR ENDED APRIL 30,
                                           ----------------------------
                                            1997        1996      1995
                                           -------     -------   ------
Federal:
  Current...............................   $3,530       $2,062   $3,474
  Deferred..............................     (319)         141     (792)
                                           ------       ------   ------
  Total Federal.........................    3,211        2,203    2,682
State:
  Current...............................       73          825    1,134
  Deferred..............................      140            4     (240)
                                           ------       ------   ------
  Total State...........................      213          829      894
Foreign:
  Current...............................      520          270      475
  Deferred..............................     (256)           -        -
                                           ------       ------   ------
  Total Foreign.........................      264          270      475
    Grand Total.........................   $3,688       $3,302   $4,051
                                           ======       ======   ======

  Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                      YEAR ENDED APRIL 30,
                                          -------------------------------------------
                                                1997                      1996
                                          ---------------------    ------------------
                                           ASSET     LIABILITY     ASSET   LIABILITY
                                          -------    ----------    -----   ----------
Inventory reserves/adjustments..........   $1,122           --    $  819           --
Accrued vacation........................      379           --       243           --
Warranty accrual........................      373           --       241           --
Bad debt reserve........................      139           --       130           --
Goodwill, net of amortization...........       --       $  276        --       $  338
Depreciation............................       --          732        --          486
Other...................................      441          401       209          208
                                           ------       ------    ------       ------
   Sub total............................    2,454        1,409    1,642         1,032
Less valuation allowance................       --           --       --            --
                                           ------       ------    ------       ------
   Total................................   $2,454       $1,409   $1,642        $1,032
                                           ======       ======   ======        ======

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, as of April 30, 1997, management believes it is more likely than not the Company will realize the benefits of these deductible differences and that a valuation allowance is not required.

   The consolidated effective income tax rate on income before income taxes differs from the United States statutory income tax rate for the reasons set forth in the following table:

                                           YEAR ENDED APRIL 30,
                                           --------------------
                                           1997    1996    1995
                                          ---------------------
U.S. statutory tax rate.................   34.0%   34.0%   34.1%
Utilization of tax credits..............   (3.1)   (3.6)   (2.5)
Tax effect of permanent differences.....   (2.8)   (9.5)   (2.0)
Tax rate differential on foreign
 earnings...............................    1.1     (.9)     .9
Permanent difference for in-process
 research and development related to
 acquisition............................      -    36.5       -
State taxes.............................    2.2     1.4     5.8
Net other...............................    (.7)     .1     2.8
                                           ----    ----    ----
Effective rate..........................   30.7%   58.0%   39.1%
                                           ====    ====    ====

6.  RELATED PARTY TRANSACTIONS

Loans to Related Parties

  From time to time the Company makes loans to certain officers and key employees related to the exercise of stock options. These loans are full recourse and secured by the shares of common stock issued upon such exercise. Interest is payable annually at rates specified below in accordance with Internal Revenue Service (IRS) guidelines on such loans. In addition, the Company extends loans related to the alternative minimum tax on the exercise of these stock options and on similar terms and conditions as the underlying loans based on the amount exercised. Loans extended for the exercise of incentive stock options are netted against equity while those loans extended to cover alternative minimum taxes resulting from such exercises are classified as long-term receivables.


                                NO. OF
                                 STOCK                   STOCK LOAN                                         AMT LOAN       LOAN
                                OPTION       OPTION        AMOUNT          MATURITY DATES      INTEREST      AMOUNT       TOTALS
                                SHARES       PRICE         ($000)                               RATES        ($000)       ($000)
                             ------------------------------------------------------------------------------------------------------
Balance  at April 30, 1994                                  657                                               230          887
     New Loans...............   141,148   $1.13 - 4.00      495         4/18/99 - 9/01/2003   6.43 - 7.34%     88          583
     Payments................                               (82)                                              (30)        (112)
                                                          -----                                             -----        -----
Balance at April 30, 1995                                 1,070                                               288        1,358
     New Loans...............   127,764   $1.10 - 8.00      511         5/17/99 - 10/23/1999  6.31 - 7.12%  1,011        1,522
     Payments................                               (75)                                              (25)        (100)
                                                          -----                                             -----        -----
Balance at April 30, 1996                                 1,506                                             1,274        2,780
     New Loans...............    49,400   $4.00 - 8.00      222        5/06/2000 - 3/07/2001  6.36 - 6.60%      -          222
     Payments................                              (387)                                             (296)        (683)
                                                          -----                                             -----        -----
Balance at April 30, 1997                                 1,341                                               978        2,319
                                                         ======                                             =====        =====

Purchases from and Sales to Related Parties

  The Company purchases from and sells to Sumitomo Osaka Cement Co., Ltd. which owns approximately 20% of the Company's common stock. Purchases from Sumitomo were approximately $828,000, $593,000 and $460,000 in fiscal years 1997, 1996 and 1995, respectively. Sales to Sumitomo were approximately $2,156,000, $1,309,000 and $317,000 in fiscal years 1997, 1996 and 1995, respectively.
Sales to related parties are made at prices comparable to sales made to unrelated parties.

7.   COMMITMENTS AND CONTINGENCIES

Leases

     As of April 30, 1997, the Company leased its operating facilities consisting of seven buildings in Alhambra, California. These agreements typically provide that the Company is responsible for maintenance costs and for property taxes over a predetermined base amount. Some leases are subject to an annual increase based on the Consumer Price Index ("CPI").

     During fiscal 1997, the Company exercised its option to extend the term of a lease for four buildings through September 30, 2000. There remains a five-year renewal option beginning on October 1, 2000. Additionally, the Company assumed the lease for the remaining portion of a building it partially occupied. This lease expires February 28, 1998 and has a two-year renewal option.

     During fiscal 1996, the Company entered into one lease for additional space also in Alhambra, California. The initial lease term covers the period through September 30, 1998 with an option to renew for two years on October 1, 1998.

     During fiscal 1995, the Company entered into two leases for additional space also in Alhambra, California. Under the first lease, the initial lease term covers the period through September 30, 1997 with an option to renew for three years on October 1, 1997. Under a second lease for a portion of a building, the initial lease term covers the period through April 15, 1998, with an option to renew for three years.

     Summarized below are total future minimum lease commitments for these Alhambra, California facilities, field sales offices and other equipment (including the next option to renew under all leases but excluding adjustments for CPI increases) (in thousands):

                         FISCAL YEAR ENDING APRIL 30,
                         ----------------------------
                             1998          $  819
                             1999          $  691
                             2000          $  546
                             2001          $  440
                             2002          $  403
                          Thereafter       $1,377

     Subsequent to April 30, 1997, the Company entered into two additional leases for a total of 15,000 square feet at a monthly cost of approximately $7,000. The initial lease periods are through the year 2000 with options through 2006.

Patents

     From time to time, the Company receives letters claiming infringement of certain patent rights purportedly owned by potential claimants. Certain of such letters propose prospective royalty arrangements and indeterminate claims for prior patent use. While in the opinion of management such assertions are without merit, based in part upon advice of counsel, management believes the ultimate outcome of such matters will not materially affect the Company's financial position or results of operations.

Legal Proceedings

     The Company is, from time to time, involved in routine legal matters incidental to its business. In the opinion of Company management, the resolution of such matters will not have a material effect on its financial condition or results of operations.

  In January 1990 and again in July 1996, the Company received notices from Rockwell International Corporation ("Rockwell") alleging that a process used by Ortel for growing epitaxial layers infringes certain broad patent rights that Rockwell holds. In August 1993, Rockwell sued the U.S. government alleging infringement of these patent rights with respect to the contracts the U.S. government has had with at least fifteen companies, including Ortel. During fiscal 1997, this patent was held invalid in a court action brought by Rockwell. Rockwell is appealing this judgment.

  In March 1992, the Company received a letter from Lucent Technologies (formerly AT&T Corporation) notifying the Company that it believes that the Company may be infringing certain of its patent rights. The Company has discussed the alleged infringement with Lucent and the Company believes that Lucent may be infringing certain of the Company's patent rights.

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

8.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

  During the fiscal years ended April 30, 1997, 1996 and 1995, revenues from GIC (formerly General Instrument Corporation) represented 30%, 34%, and 48% of total revenues, respectively. During the fiscal year ended April 30, 1997 the Company recognized its first revenues from Antec Corporation which represented 16% of total revenues. There were no other customers which accounted for more than 10% of revenues during any of these periods.

  The Company sells its products generally to large CATV equipment manufacturers and telecommunications companies. Accounts receivable from GIC, the Company's largest single customer, aggregated approximately $3.2 million, $2.4 million, and $3.1 million at April 30, 1997, 1996 and 1995 or 24%, 26%, and 32% of total trade receivables, respectively.

9.   SUPPLEMENTAL INFORMATION AND INTERNATIONAL OPERATIONS

     Revenues, pretax income and net income from foreign and domestic operations reflect results on the basis of the country in which operations are conducted. These results are summarized as follows (in thousands):


                                              YEAR ENDED APRIL 30
                                     ---------------------------------
                                          1997        1996       1995
                                     ---------------------------------
Domestic operations..................    $74,514    $52,628    $46,019
International operations.............     15,474      9,164      9,047
Intercompany eliminations............     (7,434)    (4,126)    (4,976)
                                         -------    -------    -------
      Total revenues.................    $82,554    $57,666    $50,090
                                         =======    =======    =======

Domestic pretax income...............    $13,182    $10,007    $ 9,915
International pretax income (loss)...        (67)    (4,130)     1,217
Intercompany eliminations............     (1,112)      (182)      (778)
                                         -------    -------    -------
      Pretax income..................    $12,003    $ 5,695    $10,354
                                         =======    =======    =======

Domestic net income..................    $ 9,757    $ 6,975    $ 6,338
International net income (loss)......       (330)    (4,400)       743
Intercompany eliminations............     (1,112)      (182)      (778)
                                         -------    -------    -------
      Net income.....................    $ 8,315    $ 2,393    $ 6,303
                                         =======    =======    =======

     International revenues are principally derived from sales to customers located in Europe. The fiscal 1997 loss from foreign operations is principally operational losses incurred by Avitec AB of Sweden and includes the amortization of intangible assets recorded at the time of acquisition. The fiscal year 1996 net loss from foreign operations includes a non-recurring charge for research and development in-process associated with the acquisition of Avitec. Identifiable assets attributable to foreign operations, which principally consist of trade receivables from European customers and inventories, totaled $8.4 million, $5.7 million, and $4.1 million at April 30, 1997, 1996 and 1995, respectively.

     During fiscal 1997, the Company invested $2.4 million in Photon Technology Co., Ltd. based in Shenzhen, China. The investment includes net assets valued at $1.7 million. The balance of the investment represented goodwill to be amortized over ten years. The operating results of Photon is included in other income as the investment is not consolidated, but accounted for under the equity method. Photon is one of the first companies in China with the technical expertise to manufacture fiber-optic components. This investment provides the Company with the opportunity to capitalize on a lower cost manufacturing source as well as to enhance the Company's presence in that country.

     The Company purchased 100% of Avitec AB of Sweden on March 14, 1996 for $6.7 million in cash with an additional amount not to exceed approximately $3.0 million to be paid in the year 2001 depending on levels of profitability achieved until that time. Of the amount paid, $6.0 million was in excess of the net asset value of Avitec of which $4.8 million was charged as an expense for research and development in-process. The remainder is being amortized over a period of five to ten years. The pro forma results of operations assuming Avitec AB had been acquired at the beginning of 1996 have not been presented as the impact on the annual financial statements would be insignificant.

     During 1996, the Company settled certain litigation with a third party related to an intellectual property dispute and has now received two-thirds of the total settlement aggregating $3 million. Included in other income in the accompanying consolidated financial statements is $1 million in both fiscal 1997 and 1996 less related litigation expenses. The remaining one-third will be recognized during fiscal 1998.

10.  401(k) PLAN

     During fiscal 1989, the Company established a 401(k) benefit plan ("401(k) Plan") allowing each employee to contribute up to a maximum of 17% of gross salary or $9,500, whichever is less. The Company will match the employee's contributions based on certain percentages of the employee's contributions, as defined, up to Internal Revenue Service applicable limits. The Company made contributions of $407,000, $330,000 and $231,000 to the 401(k) Plan during the years ended April 30, 1997, 1996 and 1995, respectively.

11.  QUARTERLY INFORMATION (UNAUDITED)

     Set forth below is selected quarterly consolidated financial data with respect to the Company for the two years ended April 30, 1997 and 1996. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                                                                             YEAR ENDED APRIL 30,1997
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                  ------------------------------------------------
                                                                    Q1         Q2        Q3       Q4        1997
                                                                  -------   -------   -------   -------    -------
Consolidated Statement of Operations Data:
Revenues......................................................    $17,252   $20,874   $22,967   $21,461    $82,554
Cost of revenues..............................................      8,898    10,904    11,829    11,215     42,846
                                                                  -------   -------   -------   -------    -------
   Gross profit...............................................      8,354     9,970    11,138    10,246     39,708
                                                                  -------   -------   -------   -------    -------
Operating expenses:
   Research and development...................................      2,558     3,218     3,808     3,749     13,333
   Sales and marketing........................................      2,391     2,303     2,643     3,268     10,605
   General and administrative.................................      1,205     1,647     1,809     1,307      5,968
      Total operating expenses................................      6,154     7,168     8,260     8,324     29,906
                                                                  -------   -------   -------   -------    -------
Operating income..............................................      2,200     2,802     2,878     1,922      9,802
Other income, net.............................................        454       357        78     1,312      2,201
                                                                  -------   -------   -------   -------    -------
Income before taxes...........................................      2,654     3,159     2,956     3,234     12,003
Provision for income taxes....................................        867     1,013       867       941      3,688
                                                                  -------   -------   -------   -------    -------
Net income....................................................    $ 1,787   $ 2,146   $ 2,089   $ 2,293    $ 8,315
                                                                  =======   =======   =======   =======    =======
Net income per share..........................................       $.14      $.17      $.17      $.19       $.67
                                                                  =======   =======   =======   =======    =======
Weighted average common and common
 equivalent shares outstanding................................     12,605    12,585    12,585    11,996     12,491
                                                                  =======   =======   =======   =======    =======

                                                                             YEAR ENDED APRIL 30,1997
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                  ------------------------------------------------
                                                                    Q1         Q2        Q3       Q4        1997
                                                                  -------   -------   -------   -------    -------
Consolidated Statement of Operations
 Data:
Revenues......................................................    $14,423   $14,445   $13,400   $15,398    $57,666
Cost of revenues..............................................      7,337     7,243     6,851     8,046     29,477
                                                                  -------   -------   -------   -------    -------
   Gross profit...............................................      7,086     7,202     6,549     7,352     28,189
                                                                  -------   -------   -------   -------    -------
Operating expenses:
   Research and development...................................      2,258     2,220     2,329     2,071      8,878
   Sales and marketing........................................      1,824     2,053     1,918     2,174      7,969
   General and administrative.................................        766       896       784     1,008      3,454
   Acquired research and development in-process...............          -         -         -     4,800      4,800
                                                                  -------   -------   -------   -------    -------
      Total operating expenses................................      4,848     5,169     5,031    10,053     25,101
                                                                  -------   -------   -------   -------    -------
Operating income (loss).......................................      2,238     2,033     1,518    (2,701)     3,088
Other income, net.............................................        463       485       408     1,251      2,607
                                                                  -------   -------   -------   -------    -------
Income (loss)  before taxes...................................      2,701     2,518     1,926    (1,450)     5,695
Provision for income taxes....................................      1,017       890       513       882      3,302
                                                                  -------   -------   -------   -------    -------
Net income (loss).............................................    $ 1,684   $ 1,628   $ 1,413   $ 2,332)   $ 2,393
                                                                  =======   =======   =======   =======    =======
Net income (loss) per share...................................       $.14      $.13      $.12     $(.19)      $.20
                                                                  =======   =======   =======   =======    =======
Weighted average common and common equivalent
  shares outstanding..........................................     12,352    12,194    11,741    12,056     12,129
                                                                  =======   =======   =======   =======    =======

12.  SUBSEQUENT EVENTS (UNAUDITED)

     On May 8, 1997, Ortel announced its participation in the launch of a new telecommunications network equipment manufacturing company known as Tellium, Inc. The new venture, backed by Ortel, Scientific Applications and a venture capital group led by Oak Investment Partners, will develop, manufacture, and market telecommunications equipment based on dense wavelength division multiplexing ("WDM") technology while Ortel will jointly develop WDM components and subsystems with Tellium. The Company's $5 million investment will be accounted for under the cost method.

     Subsequent to year-end the Company increased its investment in Photon raising its ownership to approximately 43%.

                                                                     SCHEDULE II

                       ORTEL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                           Balance at
                                           Beginning                                      Balance at
Description                                 of Year     Additions      Deductions         End of Year
----------------------------------------------------------------------------------------------------------
Year ended April 30, 1995:
    Allowance for doubtful accounts            100         200           17/(1)/              283
    Inventory reserve....................      525         622                              1,147

Year ended April 30, 1996:
    Allowance for doubtful accounts            283          42                                325
    Inventory reserve....................    1,147                       81/(2)/            1,066

Year ended April 30, 1997:
    Allowance for doubtful accounts            325          60           38/(1)/              347
    Inventory reserve....................    1,066         912            2/(2)/            1,976

  (1) Write-off of uncollectible accounts
  (2) Write-off of obsolete materials


EXHIBIT INDEX

   Exhibit No.                  Document Description                                                       Page No.
   -----------                  --------------------                                                       --------
        3.1                Certificate of Incorporation.                                                   (Note 1)
        3.2                Bylaws of Ortel Corporation.                                                    (Note 1)
       10.1                Lease, dated September 23, 1991, between Ortel Corporation and Rim
                           Development Co.                                                                 (Note 1)
       10.2                Lease, dated May 20, 1994, between Ortel Corporation and Wai Fong Un.           (Note 1)
       10.3                Consulting Agreement, dated January 3, 1994, between Ortel
                           Corporation and Wayne Tyler.                                                    (Note 1)
       10.4                Consulting Agreement, dated March 2, 1990, as amended, between
                           Ortel Corporation and Amnon Yariv.                                              (Note 1)
       10.5                Employment Agreement, dated September 14, 1990, between Ortel
                           Corporation and Wim H.J. Selders.                                               (Note 1)
       10.6                Employment Agreement, dated September 14, 1990, between
                           Ortel Corporation and Israel Ury.                                               (Note 1)
       10.7                Employment Agreement, dated September 14, 1990, between
                           Ortel Corporation and Nadav Bar-Chaim.                                          (Note 1)
       10.8                1981 Incentive Stock Option Plan of Ortel Corporation.                          (Note 1)
       10.9                1990 Stock Option Plan of Ortel Corporation.                                    (Note 1)
      10.10                Loan Agreement, dated September 30, 1993, between
                           Ortel Corporation and First Interstate Bank.                                    (Note 1)
      10.11                Form of Indemnification Agreement.                                              (Note 1)
      10.12                Common Stock Purchase Agreement, dated March 26, 1990, between
                           Sumitomo Cement Co., Ltd. and Ortel Corporation.                                (Note 1)
      10.13                Key Shareholders Agreement, dated as of March 26, 1990, among
                           Wim H.J. Selders, Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo
                           Cement Co., Ltd., The Ury Family Trust and Ortel Corporation.                   (Note 1)
      10.14                Agreement Concerning Certain Financial and Business Arrangements,
                           dated as of March 26, 1990 between Sumitomo Cement Co., Ltd. and
                           Ortel Corporation.                                                              (Note 1)
      10.15                Voting Agreement of Sumitomo Cement Co., Ltd., dated as of March 26, 1990
                           between Sumitomo Cement Co., Ltd. and Ortel Corporation.                        (Note 1)
      10.16                Agreement dated as of November 19, 1993, between Ortel Corporation and
                           General Instrument Corporation.                                                 (Note 1)
      10.17                Agreement, dated as of January 24, 1994, between Ortel Corporation and
                           General Instrument Corporation.                                                 (Note 1)
      10.18                Modification Agreement, dated 1985, between Ortel Corporation and
                           certain investors.                                                              (Note 1)
      10.19                Class A Common Stock Purchase Agreement, dated as of December 14,
                           1981, between Ortel Corporation and certain investors.                          (Note 1)
      10.20                1994 Equity Participation Plan of Ortel Corporation.                            (Note 1)
      10.21                Severance Agreement, dated as of August 26, 1994, between
                           Ortel Corporation and Stephen K. Workman.                                       (Note 1)
      10.22                Stock Purchase Agreement dated March 12, 1996 between
                           Hakan Samuelsson and Ortel Corporation.                                         (Note 2)
      10.23                Stock Purchase Agreement dated March 12, 1996 between
                           Christa Samuelsson and Ortel Corporation.                                       (Note 2)
      10.24                Loan Agreement, dated June 2, 1995 between Ortel Corporation and
                           Bank of America.


   Exhibit No.                  Document Description                                                       Page No.
   -----------                  --------------------                                                       --------
       10.25               Amendment to Loan Agreement dated September 30, 1995 between Ortel
                           Corporation and First Interstate Bank.                                          (Note 3)
       10.26               Amendment to Loan Agreement dated September 30, 1995 between Ortel
                           Corporation and Wells Fargo Bank, National Association (formerly
                           First Interstate Bank                                                           53
        11.1               Statement Regarding Computation of Per Share Earnings.                          (Note 1)
        21.1               Subsidiaries of Ortel Corporation.                                              54
        23.1               Consent of KPMG Peat Marwick LLP.                                               55
        27.0               Financial Data Schedule

__________________
      Note 1               Previously filed by the Registrant in Registration No.
                           33-79188 and incorporated by reference herein pursuant to Rule
                           12b-32 of the Exchange Act.
      Note 2               Previously filed by the Registrant in its 8K filing dated March 26, 1996
      Note 3               Previously filed by the Registrant in its 10-K filing for the year ended
                           April 30, 1996