Form 10-Q
period 1997-07-31
ORTEL CORP/DE/
filed 1997-09-15
CIK 928878

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended  July 31, 1997


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ___________ to ___________

                          Commission File No. 0-22598

                               ORTEL CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                        95-3494360
       (State or Other Jurisdiction of        (I.R.S. Employer
       Incorporation or Organization)        Identification No.)

           2015 WEST CHESTNUT STREET, ALHAMBRA, CALIFORNIA 91803-1542
              (Address of Principal Executive Offices)  (Zip Code)

       Registrant's Telephone Number, Including Area Code: (626) 281-3636

                                not applicable
--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

   As of July 31, 1997, there were 11,539,593 shares of the registrant's $.001 par value Common Stock outstanding.


                              Page 1 of 16 Pages
                           Exhibit Index on Page 15

                               ORTEL CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION                                                 Page(s)
                                                                             -------
Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of July 31, 1997
            (unaudited) and April 30, 1997 (audited)..........................    3

            Condensed Consolidated Statements of Income (unaudited) for the
            fiscal quarter and three months ended July 31, 1997 and 1996......    4

            Condensed Consolidated Statements of Cash Flows (unaudited) for
            the three months ended July 31, 1997 and 1996.....................    5

            Notes to Condensed Consolidated Financial Statements..............    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................    8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................   13

Signatures....................................................................   14

Index to Exhibits.............................................................   15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ORTEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                            1997         1997
                                                                                         -----------------------
                                                                                         (unaudited)   (audited)
ASSETS
------

Current assets:
   Cash and cash equivalents...........................................................     $ 9,137     $18,865
   Short-term investments..............................................................      16,277      15,697
   Accounts receivable (net)...........................................................      14,892      13,762
   Other receivables...................................................................       1,185       1,276
   Inventories (note 4)................................................................      12,560      13,960
   Deferred tax assets.................................................................       2,325       2,454
   Prepaid and other current assets....................................................       1,087         987
                                                                                            -------     -------
      Total current assets.............................................................      57,463      67,001


Property, equipment and improvements (net).............................................      17,992      18,057
Intangible assets (note 5).............................................................       2,872       2,901
Other assets (note 5)..................................................................       8,448       3,037
                                                                                            -------     -------
      Total assets.....................................................................     $86,775     $90,996
                                                                                            =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable....................................................................     $ 2,840     $ 5,574
   Accrued liabilities.................................................................       4,372       7,091
   Income taxes payable................................................................       1,028       1,399
                                                                                            -------     -------
      Total current liabilities........................................................       8,240      14,064
Deferred income........................................................................         388         395
Deferred income taxes..................................................................       1,351       1,409
Notes payable..........................................................................           -           -
Minority interest......................................................................         265         245

Stockholders' equity:
 Preferred stock, $.001 par value; authorized 5,000,000 shares, none issued
   and outstanding.....................................................................           -           -
 Common stock, $.001 par value; authorized 25,000,000 shares, 11,539,593 and 11,499,743 issued and outstanding at July 31, 1997 and April 30, 1997,
   respectively........................................................................           11         11
 Additional paid-in capital............................................................       52,155     51,930
 Retained earnings.....................................................................       26,206     24,712
 Loans receivable......................................................................       (1,341)    (1,341)
 Unrealized losses on investments......................................................           49         (4)
 Cumulative effect of foreign currency translation.....................................         (549)      (425)
                                                                                             -------     -------
      Net stockholders' equity.........................................................       76,531      74,883
                                                                                             -------     -------
Commitments and contingencies (note 7)
      Total liabilities and stockholders' equity.......................................      $86,775     $90,996
                                                                                             =======     =======

 See accompanying notes to consolidated financial statements.

                               ORTEL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                                                            Three Months Ended
                                                                                                 July  31,
                                                                                            ------------------
                                                                                              1997       1996
                                                                                            -------    -------
Revenues................................................................................    $19,710    $17,252
Cost of revenues........................................................................     10,954      8,898
                                                                                            -------    -------

   Gross profit.........................................................................      8,756      8,354

Operating expenses:
   Research and development.............................................................      2,998      2,558
   Sales and marketing..................................................................      2,469      2,391
   General and administrative...........................................................      1,337      1,205
                                                                                            -------    -------

                 Total operating expenses...............................................      6,804      6,154
                                                                                            -------    -------

Operating income........................................................................      1,952      2,200

Interest income (net)...................................................................        284        403
Other non-operating income(expense).....................................................        (97)        51
                                                                                            -------    -------

Income before income taxes..............................................................      2,139      2,654

Provision for income taxes..............................................................        644        867
                                                                                            -------    -------

Net income (note 3).....................................................................    $ 1,495    $ 1,787
                                                                                            =======    =======

Shares and common equivalent shares used in computation of
net income per share (000s)............................................................      12,330     12,605
                                                                                            =======    =======

Net income per share (note 2)...........................................................       $.12       $.14
                                                                                            =======    =======

     See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                           -------------------
                                                           July 31,   July 31,
                                                            1997       1996
                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................ $ 1,495    $ 1,787

Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization...........................   1,418        992
  Gain on disposal of equipment...........................       1         --
  Minority interest in subsidiaries.......................      20         31
  Net effect of foreign currency translation..............     (83)
Changes in operating assets and liabilities:
 (Increase) decrease in:
  Receivables.............................................  (1,039)    (2,580)
  Inventories.............................................   1,400        (83)
  Deferred tax asset......................................     129        (19)
  Prepaid and other assets................................    (120)       338
  Intangible assets.......................................     (74)      (462)
 Increase (decrease) in:
  Accounts payable and accrued liabilities................  (5,453)    (1,072)
  Deferred income.........................................      (8)        13
  Deferred income taxes...................................     (58)       137
  Income taxes payable....................................    (370)       669
                                                           -------    -------
Net cash (used in) provided by operating activities.......  (2,742)      (249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................  (1,177)    (2,054)
Proceeds from sale of equipment...........................      --         --
Investment in Subsidiaries................................  (5,437)        --
Short-term investments....................................    (580)     2,074
                                                           -------    -------
Net cash provided by (used in) investing activities.......  (7,194)        20

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net...............     249        415
Notes receivable from stockholders........................      --        303
                                                           -------    -------
Net cash provided by (used in) financing activities.......     249        718

Effect of exchange rate changes on cash...................     (41)        47
                                                           -------    -------
Net increase (decrease) in cash and equivalents...........  (9,728)       536
Cash and cash equivalents, beginning of period............  18,865     15,573
                                                           -------    -------
Cash and cash equivalents, end of period..................   9,137    $16,109
                                                           =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest paid.............................................       3          1
Income taxes paid.........................................     917         41

     See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1996, which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position at July 31, 1997, and the condensed consolidated results of operations for the three-month periods ended July 31, 1997 and July 31, 1996, and the condensed consolidated cash flows for the three-month periods ended July 31, 1997, and July 31, 1996, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.

    The results of operations for the three-month period ended July 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year and should be read in conjunction with a discussion of risk factors in the Company's annual report for the fiscal year ended April 30, 1997.


2.  Per Share Information
    ---------------------

    Net income per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options.

    Net income per share for all periods presented is summarized as follows (in thousands, except per share data):

                                          Three Months Ended
                                               July 31
                                          -------------------
                                           1997         1996
                                          -------     -------

Net income..............................  $ 1,495     $ 1,787
                                          =======     =======

Weighted average shares outstanding:
Common shares issued....................   11,525      11,405
Stock options...........................      805       1,200
                                          -------     -------
Total...................................   12,330      12,605
                                          =======     =======

Net income per share....................  $   .12     $   .14
                                          =======     =======

    For the three-month periods ended July 31, 1997 and 1996, fully diluted income per share did not differ materially from primary income per share; accordingly, fully diluted income per share has not been presented.

                               ORTEL CORPORATION
       Notes to Condensed Consolidated Financial Statements (continued)

3.  Income taxes
    ------------

    Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

4.  Inventories
    -----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                              July 31, 1997     April 30, 1997
                              -------------     --------------
                               (unaudited)        (audited)

Raw materials................     $ 5,789           $ 6,412

Work-in-process..............       6,304             6,820

Finished goods...............         467               728
                                  -------           -------
    Total inventories........     $12,560           $13,960
                                  =======           =======

5.  Investments in unconsolidated subsidiaries
    ------------------------------------------

    In October, 1996, the Company acquired a minority (34%) interest in Photon Technology Co., Ltd. "Photon" based in Shenzhen, China, with a cash investment of $2.4 million plus associated acquisition costs for a total investment of $2.9 million. The investment includes net assets valued at $1.7 million with the remainder classified as goodwill to be amortized over ten years. The operating results of Photon are presented based on the equity basis of accounting.

    In May, 1997, Ortel made a $5 million investment in the launch of a new telecommunications network equipment manufacturing company know as Tellium, Inc. The Company's $5 million investment will be accounted for under the cost method.

    In June, 1997, the Company made an additional $437,000 investment in Photon, raising its ownership to approximately 43%.

6.  Deferred distribution costs
    ---------------------------

    During the period ended October 31, 1996, 70,000 shares of non-qualified stock options were issued to the management of Photon. The value of those options under SFAS 123 "Accounting for Stock Options", was estimated to be $731,000 which will be amortized and incorporated into the operating results over seven years. In May, 1997, these options were canceled and a new grant for the same number of options was issued at a price of $13.25 with a new vesting schedule. The value of these options was estimated to be $534,000 which is being amortized over five years.

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

7.  Cash and cash equivalents
    -------------------------

    Cash consists of cash and cash equivalents (defined as marketable securities with original maturities of 90 days or less) in the amount of $9.1 million and $18.9 million as of July 31, 1997 and April 30, 1997 respectively, and short-term investments (marketable securities with maturities of more than 90 days) of $16.3 million and $15.7 million as of July 31, 1997, and April 30, 1997, respectively.

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


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the unaudited condensed consolidated financial statements included herein. The discussion in this section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's annual report for the year ended April 30, 1997.

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

RESULTS OF OPERATIONS

    The following table sets forth the statements of income as a percentage of revenues.

                                                          Three Months Ended
                                                               July 31,
                                                          ------------------
                                                            1997      1996
                                                           ------    ------
Revenues................................................   100.0%    100.0%

Cost of revenues........................................    55.6      51.6
                                                           -----     -----

    Gross profit........................................    44.4      48.4

Operating expenses:

    Research and development............................    15.2      14.8

    Sales and marketing.................................    12.5      13.8

    General and administrative..........................     6.8       7.0
                                                           -----     -----

    Total operating expenses............................    34.5      35.6
                                                           -----     -----

Operating income........................................     9.9      12.8

    Interest Income, net................................     1.4       2.3

    Other income, net...................................     (.4)       .3
                                                           -----     -----

    Income before income taxes..........................    10.9      15.4

Provision for income taxes..............................     3.3       5.0
                                                           -----     -----

    Net income..........................................     7.6%     10.4%
                                                           =====     =====

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

    The following table highlights certain aspects of the Company's revenues for the three-month and nine-month periods ended July 31, 1997 and 1996.

                                                       Three Months Ended
                                                            July 31,
                                                   -------------------------
                                                    1997               1996
                                                   ------             ------
Revenues (thousands):
   Broadband products..........................    $12,841           $13,669
   Other products..............................      6,869             3,583
              Total............................     19,710            17,252
                                                   =======           =======
Geographic coverage (thousands):
   Domestic....................................    $ 8,761           $11,787
   International...............................     10,949             5,465
                                                   -------           -------
              Total............................     19,710           $17,252
                                                   =======           =======
As a percent of revenues:
   Broadband products..........................       65.1%             79.2%
   Other products..............................       34.9              20.8
                                                   -------           -------
              Total............................      100.0%            100.0%
                                                   =======           =======
Geographic coverage:
   Domestic....................................       44.4%             68.3%
   International...............................       55.6              31.7
                                                   -------           -------
              Total............................      100.0%            100.0%
                                                   =======           =======

FIRST QUARTER

Revenues

    Revenues of $19.7 million for the first quarter ended July 31, 1997, increased by $2.5 million or 14.2% from $17.3 million in the comparable quarter of the previous year. Total revenues from broadband products were $12.8 million, 6.1% lower than prior year period, due primarily to decreased sales to the Company's two largest broadband customers. Revenues from these two customers which totaled $9.2 million for the first quarter ended July 31, 1996, decreased $5.0 million or 54.9% to $4.2 million in the most recent quarter. This decrease primarily reflects the continued slowdown in spending for CATV network upgrades in the U.S. This decrease was more than offset by an increase in sales to international Broadband customers (up $4.0 million or 130.5% over the prior year period) and an increase in revenues for wireless, satellite communications and other product applications. Revenues of $6.9 million from the sale of these other products increased by $3.3 million or 91.7% compared to the prior year period.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

    Sales to international customers totaled $10.9 million or approximately 55.6% of revenues for the first quarter of fiscal 1998 compared to $5.5 million or approximately 31.7% of revenues for the comparable quarter last year, an increase of 100.3%. Sales made through the Company's subsidiaries in Germany, France and Sweden accounted for approximately 31.7% of these total international revenues, while sales to international distributors and other international customers accounted for the rest. In addition, the Company is aware that some sales to domestic customers ultimately have international destinations.

Gross Profit

    Gross profit of $8.8 million for the first quarter of fiscal 1998 represented 44.4% of revenue compared to 48.4% in the comparable period last year. The decrease in gross margin compared to the prior year is primarily related to a shift in product mix as broadband product sales decreased from 79.2% of revenue in the first quarter of fiscal 1997 to 65.1% in the most recent quarter. While all other revenues increased, they were comprised of lower volume products, some of which experienced start-up costs.

Research and Development

    Research and development expenses of $3.0 million for the first quarter of fiscal 1998 increased by $0.4 million or 17.2% from the comparable quarter last year. The increase in spending primarily reflects lower revenues from R&D contract work which the Company nets against research and development costs. With a 14.2% increase in revenues, research and development expense as a percentage of revenues increased to 15.2% compared to 14.8% in the comparable quarter last year.

Sales and Marketing

    Sales and marketing expenses of $2.5 million for the first quarter of fiscal 1998 increased by $78,000 or 3.3% from $2.4 million for the comparable quarter last year. With a 14.2% increase in revenues, sales and marketing expenses, as a percentage of revenue, decreased to 12.5% for the first quarter of fiscal 1998 from 13.8% for the comparable quarter of fiscal 1997.

General and Administrative

    General and administrative expenses of $1.3 million for the first quarter of fiscal 1998 increased by $132,000 or 11.0% from $1.2 million for the comparable period last year and decreased as a percentage of revenues to 6.8% compared to 7.0% for the same quarter of fiscal 1997. The increase reflects in part the increase in expense associated with the issuance of certain non-qualified stock options with the value of such options being amoritized over a five year period (see Notes to Consolidated Financial Statements).

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Other Non-Operating Income (Expense)

    Interest income, net of interest expense, of $284,000 for the first quarter of fiscal 1998 decreased by $119,000 from the comparable period last year primarily due to lower average cash balances. Other net income was a loss of $97,000 for the first quarter, down from $51,000 in income in the comparable quarter last year primarily due to unfavorable foreign currency swings during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 1998, the Company had working capital of $49.2 million, including $9.1 million in cash and cash equivalents and $16.3 million in short-term investments. For the three-month period ended July 31, 1998, the Company's operating activities used $2.7 million in cash. Cash from operating activities includes net income of $1.5 million plus depreciation and amortization of $1.4 million offset by an increase in trade receivables and billed contract costs of $1.0 and a decrease in accounts payable, taxes payable and other accrued liabilities totaling $5.9 million. A decrease in inventory of $1.4 million is in keeping with a decrease in revenue for the period.

    Cash flow from investing activities includes a $5 million investment in Tellium, Inc. made in May, 1997 and an additional $437,000 investment in Photon Technology Co., Ltd., made in June, 1997. Cash flow from financing activities includes $249,000 proceeds from issuance of common stock through stock option exercises.

    As of July 31, 1997, the Company maintained an unsecured line of credit totaling $2 million with Wells Fargo Bank, expiring on September 1, 1997. There were no borrowings outstanding under this credit facility at July 31, 1997. Interest rates vary according to market rates of interest

    On September 9, 1997, the Company renewed an unsecured line of credit totaling $5 million with Bank of America, expiring on September 30, 1998. Interest rates vary according to market rates of interest.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.  Exhibits.

            Reference is hereby made to the Exhibit Index commencing on page 16.

        b. No reports were filed on Form 8-K during the quarter ended July 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 12, 1997             ORTEL CORPORATION
                                        (Registrant)


                                     By: /s/ Wim H.J. Selders
                                        ---------------------------
                                        Wim H.J. Selders,
                                        President and Chief
                                        Executive Officer


                                     By: /s/ Stephen K. Workman
                                        ---------------------------
                                        Stephen K. Workman,
                                        Vice President, Finance and Chief
                                        Financial Officer

                                 EXHIBIT INDEX

  Exhibit No.                         Document Description                                                                Page No.
  ----------                          --------------------                                                                --------
    3.1         Certificate of Incorporation.                                                                              (Note 1)
    3.2         Bylaws of Ortel Corporation.                                                                               (Note 1)
   10.1         Lease, dated September 23, 1991, between Ortel Corporation and Rim Development Co.                         (Note 1)
   10.2         Lease, dated May 20, 1994, between Ortel Corporation and Wai Fong Un.                                      (Note 1)
   10.3         Consulting Agreement, dated January 3, 1994, between Ortel Corporation and Wayne Tyler.                    (Note 1)
   10.4         Consulting Agreement, dated March 2, 1990, as amended, between Ortel Corporation and Amnon Yariv.          (Note 1)
   10.5         Employment Agreement, dated September 14, 1990, between Ortel Corporation and Wim H.J. Selders.            (Note 1)
   10.6         Employment Agreement, dated September 14, 1990, between Ortel Corporation and Israel Ury.                  (Note 1)
   10.7         Employment Agreement, dated September 14, 1990, between Ortel Corporation and Nadav Bar-Chaim.             (Note 1)
   10.8         1981 Incentive Stock Option Plan of Ortel Corporation.                                                     (Note 1)
   10.9         1990 Stock Option Plan of Ortel Corporation.                                                               (Note 1)
   10.10        Loan Agreement, dated September 30, 1993, between Ortel Corporation and First Interstate Bank.             (Note 1)
   10.11        Form of Indemnification Agreement.                                                                         (Note 1)
   10.12        Common Stock Purchase Agreement, dated March 26, 1990, between Sumitomo Cement Co., Ltd. and Ortel
                Corporation.                                                                                               (Note 1)
   10.13        Key Shareholders Agreement, dated as of March 26, 1990, among Wim H.J. Selders, Dr. Ury, Dr. Yariv,
                Dr. Bar-Chaim, Sumitomo Cement Co., Ltd., The Ury Family Trust and Ortel Corporation.                      (Note 1)
   10.14        Agreement Concerning Certain Financial and Business Arrangements, dated as of March 26, 1990 between
                Sumitomo Cement Co., Ltd. and Ortel Corporation.                                                           (Note 1)
   10.15        Voting Agreement of Sumitomo Cement Co., Ltd., dated as of March 26, 1990 between Sumitomo Cement Co.,
                Ltd. and Ortel Corporation.                                                                                (Note 1)
   10.16        Agreement dated as of November 19, 1993, between Ortel Corporation and General Instrument Corporation.     (Note 1)
   10.17        Agreement, dated as of January 24, 1994, between Ortel Corporation and General Instrument Corporation.     (Note 1)
   10.18        Modification Agreement, dated 1985, between Ortel Corporation and certain investors.                       (Note 1)
   10.19        Class A Common Stock Purchase Agreement, dated as of December 14, 1981, between Ortel Corporation and
                certain investors.                                                                                         (Note 1)
   10.20        1994 Equity Participation Plan of Ortel Corporation.                                                       (Note 1)
   10.21        Severance Agreement, dated as of August 26, 1994, between Ortel Corporation and Stephen K. Workman.        (Note 1)
   10.22        Stock Purchase Agreement dated March 12, 1996 between Hakan Samuelsson and Ortel Corporation.              (Note 2)
   10.23        Stock Purchase Agreement dated March 12, 1996 between Christa Samuelsson and Ortel Corporation.            (Note 2)
   10.24        Loan Agreement, dated June 2, 1995 between Ortel Corporation and Bank of America.                          (Note 3)


  Exhibit No.                         Document Description                                                                Page No.
  ----------                          --------------------                                                                --------
   10.25        Amendment to Loan Agreement dated September 30, 1995 between Ortel Corporation and First Interstate
                Bank.                                                                                                      (Note 3)
   10.26        Amendment to Loan Agreement dated September 30, 1995 between Ortel Corporation and Wells Fargo Bank,
                National Association (formerly First Interstate Bank)                                                      (Note 4)
    11.1        Statement Regarding Computation of Per Share Earnings.                                                     (Note 1)
    27.0        Financial Data Schedule

__________________
Note 1 Previously filed by the Registrant in Registration No. 33-79188 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 2   Previously filed by the Registrant in its 8K filing dated March 26,
         1996

Note 3 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1996

Note 4 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1997