Form 10-Q
period 1997-10-31
ORTEL CORP/DE/
filed 1997-12-15
CIK 928878

                       SECURITES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549
                   ----------------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  October 31, 1997


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

                                not applicable
     ------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     -----

   As of October 31, 1997, there were 11,673,985 shares of the registrant's $.001 par value Common Stock outstanding.

                               ORTEL CORPORATION

                                     INDEX


PART I.    FINANCIAL INFORMATION                                                              Page(s)
                                                                                              -------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of October 31, 1997
           (unaudited) and April 30, 1997 (audited)............................................     3

           Condensed Consolidated Statements of Income (unaudited) for the fiscal
           quarter and six months ended October 31, 1997 and 1996..............................     4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the six
           months ended October 31,1997 and 1996...............................................     5

           Notes to Condensed Consolidated Financial Statements................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.......................................................................     8


  PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.................................    14

Item 6.    Exhibits and Reports on Form 8-K....................................................    14

Signatures.....................................................................................    15

Index to Exhibits..............................................................................    16

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                               ORTEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                               October 31,        April 30,
                                                                                  1997               1997
                                                                         ------------------------------------
ASSETS                                                                         (unaudited)        (audited)
------

Current assets:
  Cash and cash equivalents..............................................            $14,367          $18,865
  Short-term investments.................................................             14,265           15,697
  Accounts receivable (net)..............................................             15,157           13,762
  Other receivables......................................................              1,324            1,276
  Inventories (note 4)...................................................             11,946           13,960
  Deferred tax assets....................................................              2,422            2,454
  Prepaid and other current assets.......................................              1,011              987
                                                                                     -------          -------
   Total current assets..................................................             60,492           67,001

Property, equipment and improvements (net)...............................             18,631           18,057
Intangible assets (note 5)...............................................              3,162            2,901
Other assets (note 5)....................................................              8,070            3,037
                                                                                     -------          -------
   Total assets..........................................................            $90,355          $90,996
                                                                                     =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable.......................................................            $ 3,107          $ 5,574
  Accrued liabilities....................................................              4,939            7,091
  Income taxes payable...................................................                686            1,399
                                                                                     -------          -------
   Total current liabilities.............................................              8,732           14,064
Deferred income..........................................................                413              395
Deferred income taxes....................................................              1,426            1,409
Notes payable............................................................                  -                -
Minority interest........................................................                308              245

Stockholders' equity:
 Preferred stock, $.001 par value; authorized 5,000,000 shares, none                       -                -
  issued and outstanding.................................................
   Common stock, $.001 par value; authorized 25,000,000 shares,
    11,673,895 and 11,499,743 issued and outstanding at October 31, 1997
    and April 30, 1997, respectively.....................................                 11               11


 Additional paid-in capital..............................................             52,860           51,930
 Retained earnings.......................................................             28,118           24,712
 Loans receivable........................................................             (1,298)          (1,341)
 Unrealized gains/(losses)...............................................                 40               (4)
 Cumulative effect of foreign currency translation.......................               (255)            (425)
                                                                                     -------          -------
   Net stockholders' equity..............................................             79,476           74,883
                                                                                     -------          -------
Commitments and contingencies
   Total liabilities and stockholders' equity............................            $90,355          $90,996
                                                                                     =======          =======

 See accompanying notes to consolidated financial statements.

                               ORTEL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                                  Three Months Ended      Six Months Ended
                                                                     October 31,            October 31,
                                                                 --------------------   --------------------
                                                                   1997       1996        1997        1996
                                                                 --------   ---------   ---------   --------

Revenues......................................................    $22,089    $20,874     $41,799     $38,126
Cost of revenues..............................................     12,226     10,904      23,180      19,802
                                                                  -------    -------     -------     -------

  Gross profit................................................      9,863      9,970      18,619      18,324

Operating expenses:
  Research and development....................................      3,534      3,218       6,532       5,776
  Sales and marketing.........................................      2,627      2,303       5,096       4,694
  General and administrative..................................      1,491      1,647       2,828       2,852
                                                                  -------    -------     -------     -------

    Total operating expenses..................................      7,652      7,168      14,456      13,322
                                                                  -------    -------     -------     -------

Operating income..............................................      2,211      2,802       4,163       5,002

Interest income (net).........................................        340        373         624         775
Other non-operating income (expense)..........................         28        (16)        (69)         36
                                                                  -------    -------     -------     -------

Income before income taxes....................................      2,579      3,159       4,718       5,813

Provision for income taxes....................................        668      1,013       1,312       1,880
                                                                  -------    -------     -------     -------

Net income (note 3)...........................................    $ 1,911    $ 2,146     $ 3,406     $ 3,933
                                                                  =======    =======     =======     =======

Shares and common equivalent shares used in computation of
 net income per share (000s)..................................     12,932     12,589      12,787      12,607
                                                                  =======    =======     =======     =======

Net income per share (note 2).................................       $.15       $.17        $.27        $.31
                                                                  =======    =======     =======     =======

See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                         Six Months Ended
                                                                            ---------------------------------------
                                                                                  October 31,         October 31,
                                                                                     1997                1996
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................            $ 3,406             $ 3,933
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization............................................              2,966               2,006
   Gain on disposal of equipment............................................                  2                   5
   Minority interest in subsidiaries........................................                 62                  48
      Net effect of foreign currency translation............................                157                   -
 Changes in operating assets and liabilities:
  (Increase) decrease in:
   Receivables..............................................................             (1,443)             (4,560)
   Inventories..............................................................              2,014                (268)
   Deferred tax asset.......................................................                 32                (384)
   Prepaid and other assets.................................................               (135)                 99
        Intangible assets...................................................                (74)             (1,382)
Increase (decrease) in:
   Accounts payable and accrued liabilities.................................             (4,618)                897
   Deferred income..........................................................                 18                  15
   Deferred income taxes....................................................                 18                 285
   Income taxes payable.....................................................               (713)                468
                                                                                        -------             -------
Net cash provided by operating activities...................................              1,692               1,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................................             (3,187)             (4,550)
Investment in unconsolidated subsidiaries...................................             (5,437)             (1,698)
Short-term investments......................................................              1,433                 178
Increase in valuation of short-term investments.............................                  -                 (22)
                                                                                        -------             -------
Net cash used in investing activities.......................................             (7,191)             (6,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................................                945                 854
Notes receivable from stockholders..........................................                 43                 334
                                                                                        -------             -------
Net cash provided by financing activities...................................                988               1,188

Effect of exchange rate changes on cash.....................................                 13                 (10)
                                                                                        -------             -------
Net increase (decrease) in cash and equivalents.............................             (4,498)             (3,752)
Cash and cash equivalents, beginning of period..............................             18,865              15,573
                                                                                        -------             -------
Cash and cash equivalents, end of period....................................            $14,367             $11,821
                                                                                        =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
  Interest paid.............................................................            $     7             $     3
  Income taxes paid.........................................................            $ 1,976             $ 1,512

     See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
              Notes to Condensed Consolidated Financial Statements


1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1997 which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position at October 31, 1997, and the condensed consolidated results of operations for the six-month periods ended October 31, 1997 and October 31, 1996, and the condensed consolidated cash flows for the six-month periods ended October 31, 1997 and October 31, 1996 in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.

    The results of operations for the six-month period ended October 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year and should be read in conjunction with a discussion of risk factors in the Company's annual report for the fiscal year ended April 30, 1997.

2.  Per Share Information
    ---------------------

    Net income per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options.

    Net income per share for all periods presented is summarized as follows (in thousands, except per share data):

                                                 Three Months Ended                          Six Months Ended
                                                     October 31                                 October 31
                                            ----------------------------                --------------------------
                                                   1997           1996                        1997          1996
                                                   ----           ----                        ----          ----

Net income................................        $ 1,911        $ 2,146                     $ 3,406       $ 3,933
                                                  =======        =======                     =======       =======

Weighted average shares outstanding:
  Common shares issued....................         11,624         11,412                      11,555        11,430
  Stock options...........................          1,308          1,177                       1,113         1,177
                                                  -------        -------                     -------       -------
     Total................................         12,932         12,589                      12,668        12,607
                                                  =======        =======                     =======       =======

Net income per share......................        $   .15        $   .17                     $   .27       $   .31
                                                  =======        =======                     =======       =======

    For the three-month and six-month periods ended October 31, 1997 and 1996, fully diluted income per share did not differ materially from primary income per share; accordingly, fully diluted income per share has not been presented.

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

3.    Income taxes
      ------------

    Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

4.    Inventories
      -----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                        October 31, 1997                    April 30, 1997
                                                      ---------------------               ------------------
                                                           (unaudited)                         (audited)

Raw materials......................................            $ 5,380                           $ 6,412

Work-in-process....................................              6,115                             6,820

Finished goods.....................................                451                               728
                                                               -------                           -------
     Total inventories.............................            $11,946                           $13,960
                                                               =======                           =======

5.      Investments in unconsolidated subsidiaries
        ------------------------------------------

    In May, 1997 Ortel made a $5 million investment in the launch of a new telecommunications network equipment manufacturing company know as Tellium, Inc. The Company's $5 million investment has been accounted for under the cost method.

    In October, 1996 the Company acquired a minority (34%) interest in Shenzhen Photon Technology Co., Ltd. "Photon" based in Shenzhen, China, with a cash investment of $2.4 million plus associated acquisition costs for a total investment of $2.9 million. The investment includes net assets valued at $1.7 million with the remainder classified as goodwill to be amortized over ten years. The operating results of Photon are presented based on the equity basis of accounting.

    In June, 1997 the Company made an additional $437,000 investment in Photon, raising its ownership to approximately 43%.

6.  Deferred distribution costs
    ---------------------------

    During the period ended October 31, 1996 70,000 shares of non-qualified stock options were issued to the management of Photon. The value of those options under SFAS 123 "Accounting for Stock Options", was estimated to be $731,000 which were to be amortized and incorporated into the operating results over seven years. In May, 1997 these options were canceled and a new grant for the same number of options was issued at a price of $13.25 with a new vesting schedule. The value of these options was estimated to be $534,000 which is being amortized over five years.

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

7.    Cash and  cash equivalents
      --------------------------

    Cash consists of cash and cash equivalents (defined as marketable securities with original maturities of 90 days or less) in the amount of $14.4 million and $18.9 million as of October 31, 1997 and April 30, 1997 respectively, and short-term investments (marketable securities with maturities of more than 90 days) of $14.2 million and $15.7 million as of October 31, 1997 and April 30, 1997, respectively.

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

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

Results of Operations

    The following table sets forth the statements of income as a percentage of revenues.

                                                                      Three Months Ended                     Six Months Ended
                                                                          October 31,                           October 31,
                                                                 ----------------------------            --------------------------
                                                                      1997            1996                  1997           1996
                                                                      ----            ----                  ----           ----

Revenues......................................................          100.0%          100.0%                100.0%         100.0%

Cost of revenues                                                         55.3            52.2                  55.5           51.9
                                                                        -----           -----                 -----          -----

  Gross profit................................................           44.7            47.8                  44.5           48.1

Operating expenses:...........................................

  Research and development....................................           16.0            15.4                  15.6           15.2

  Sales and marketing.........................................           11.9            11.1                  12.2           12.3

  General and administrative..................................            6.8             7.9                   6.7            7.5
                                                                        -----           -----                 -----          -----

  Total operating expenses....................................           34.7            34.4                  34.5           35.0
                                                                        -----           -----                 -----          -----

Operating income..............................................           10.0            13.4                  10.0           13.1

Other income, net.............................................            1.7             1.7                   1.3            2.1
                                                                        -----           -----                 -----          -----

  Income before income taxes..................................           11.7            15.1                  11.3           15.2

Provision for income taxes....................................            3.0             4.8                   3.1            4.9
                                                                        -----           -----                 -----          -----

  Net income..................................................            8.7%           10.3%                  8.2%          10.3%
                                                                        =====           =====                 =====          =====

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

        The following table highlights certain aspects of the Company's revenues for the three-month and six-month periods ended October 31, 1997 and 1996.

                                                       Three Months Ended                         Six Months Ended
                                                           October 31,                               October 31,
                                                  ----------------------------            --------------------------------
                                                       1997            1996                     1997              1996
                                                       ----            ----                     ----              ----

Revenues (thousands)...........................        $22,089         $20,874                   $41,799           $38,126
                                                       =======         =======                   =======           =======

  Broadband products...........................        $12,485         $17,150                   $25,326           $30,818
  Other products...............................          9,604           3,724                    16,473             7,308
                                                       -------         -------                   -------           -------
          Total................................        $22,089         $20,874                   $41,799           $38,126
                                                       =======         =======                   =======           =======

Geographic coverage (thousands):
  Domestic.....................................        $10,674         $14,591                   $19,435           $ 6,378
  International................................         11,415           6,283                    22,364            11,748
                                                       -------         -------                   -------           -------
          Total................................        $22,089         $20,874                   $41,799           $38,126
                                                       =======         =======                   =======           =======

As a percent of revenues:
  Broadband products...........................           56.5%           82.2%                     60.6%             80.8%
  Other products...............................           43.5            17.8                      39.4              19.2
                                                       -------         -------                   -------           -------
          Total................................          100.0%          100.0%                    100.0%            100.0%
                                                       =======         =======                   =======           =======

Geographic coverage:
  Domestic.....................................           48.3%           69.9%                     46.5%             69.2%
  International................................           51.7            30.1                      53.5              30.8
                                                       -------         -------                   =======           -------
          Total................................          100.0%          100.0%                    100.0%            100.0%
                                                       =======         =======                   =======           =======



SECOND QUARTER

Revenues

    Revenues of $22.1 million for the second quarter ended October 31, 1997, increased by $1.2 million or 6% from $20.9 million in the comparable quarter of the previous year. Total revenues from broadband products of $12.5 million were $4.7 million or 27% lower than the prior year period, due primarily to decreased domestic sales related to the slower pace of spending for CATV network upgrades in the U.S. Revenues of $9.6 million from the sale of wireless, satellite communications and other product applications increased by $5.9 million or 158% compared to the prior year period.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

    Sales to international customers totaled $11.4 million or 52% of revenues for the second quarter of fiscal 1998 compared to $6.3 million or 31% of revenues for the comparable quarter last year, an increase of 82%. The Company is aware that some sales to domestic customers ultimately have international destinations.

Gross Profit

    Gross profit of $9.9 million for the second quarter of fiscal 1998 represented 44.7% of revenue compared to 47.8% in the comparable period last year. The decrease in gross margin compared to the prior year is primarily related to a 27% decrease in broadband product sales compared to the prior year quarter.

Research and Development

    Research and development expenses of $3.5 million for the second quarter of fiscal 1998 increased by $.3 million or 10% from the comparable quarter last year compared to a 6% increase in revenue. The increase in spending is due almost entirely to lower revenues from R&D contract work which the Company nets against research and development costs. With revenues up 6% over the prior year, research and development expense as a percentage of revenues increased to 16% compared to 15.4% in the comparable quarter last year.

Sales and Marketing

    Sales and marketing expenses of $2.6 million for the second quarter of fiscal 1998 increased by $.3 million or 14% from $2.3 million for the comparable quarter last year, and increased as a percentage of revenues to 11.9% compared to 11.1% for the comparable quarter of fiscal 1997. The increase in spending is primarily related to hiring and relocation costs.

General and Administrative

    General and administrative expenses of $1.5 million for the second quarter of fiscal 1998 decreased by $.1 million or 10% from $1.6 million for the comparable period last year and decreased as a percentage of revenues to 6.8% compared to 7.9% for the same quarter of fiscal 1997. The decrease over the prior year is primarily related to lower spending related to hiring and relocation costs incurred in the prior year period.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Other Non-Operating Income (Expense)

    Interest income, net of interest expense, of $340,000 for the second quarter of fiscal 1998 decreased by $33,000 from the comparable period last year primarily due to lower average cash balances. Other net income of $28,000 for the first quarter was up from a $16,000 loss in the comparable quarter last year is primarily due to favorable foreign currency swings during the quarter.

Year-to-Date

Revenues

    Revenues of $41.8 million for the first six months ended October 31, 1997, increased by $3.7 million or 10% from $38.1 million in the comparable period of the previous year. Total revenues from broadband products were $25.3 million, 18% lower than the prior year period. This decrease primarily reflects the slowdown in spending for CATV network upgrades in the U.S. Revenues of $16.5 million from the sale of wireless, satellite communications and other product applications increased by $9.2 million or 125% compared to the prior year period.

    Sales to international customers totaled $22.4 million or 54% of revenues for the first six months of fiscal 1998 compared to $11.7 million or approximately 31% of revenues for the comparable period last year, an increase of 90%. The Company is aware that some sales to domestic customers ultimately have international destinations.

Gross Profit

    Gross profit of $18.6 million for the first six months of fiscal 1998 represented 44.5% of revenue compared to 48.1% in the comparable period last year. The decrease in gross margin compared to the prior year is primarily related to a 18% decrease in broadband product sales compared to the prior year period in conjunction with higher product costs associated with a shift in the mix of broadband products sold and the introduction of a number of new products.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Research and Development

    Research and development expenses of $6.5 million for the first six months of fiscal 1998 increased by $.7 million or 13% from the comparable period last year. Almost all of the increase in spending primarily reflects lower revenues from R&D contract work which the Company nets against research and development costs. With a 10% increase in revenues, research and development expense as a percentage of revenues increased to 15.6% compared to 15.2% in the comparable period last year.

Sales and Marketing

    Sales and marketing expenses of $5.1 million for the first six months of fiscal 1998 increased by $.3 million or 14% from $2.3 million for the comparable quarter last year. With a 6% increase in revenues, sales and marketing expenses, as a percentage of revenue, increased to 11.9% for the second quarter of fiscal 1998 from 11.1% for the comparable quarter of fiscal 1997. The increase in spending compared to the prior year is primarily related to additional hiring and relocation costs.

General and Administrative

    General and administrative expenses of $2.8 million for the first six months of fiscal 1998 increased by $.1 million or less than 1% compared to $2.9 million for the comparable period last year and decreased as a percentage of revenues to 6.7% from 7.5% for the same period.

Other Non-Operating Income (Expense)

    Interest income, net of interest expense, of $624,000 for the first six months of 1998 decreased by $151,000 from the comparable period last year primarily due to lower average cash balances. Other non-operating expense of $69,000 for the first six months was off $105,000 from a net income of $36,000 in the comparable period last year and is primarily due to unfavorable foreign currency swings during this period of time.

Liquidity and Capital Resources

    At October 31, 1997, the Company had working capital of $51.8 million, including $14.4 million in cash and cash equivalents and $14.3 million in short-term investments. For the six-month period ended October 31, 1997, the Company's operating activities generated $1.7 million in cash. Cash from operating activities includes net income of $3.4 million plus depreciation and amortization of $3.0 million offset by an increase in trade receivables and billed contract costs of $1.4 million and a decrease in inventory, accounts payable, taxes payable and other accrued liabilities totaling $6.6 million.

    Cash flow from investing activities includes a $5 million investment in Tellium, Inc. made in May, 1997 and an additional $437,000 investment in Photon Technology Co., Ltd., made in June, 1997. Cash flow from financing activities includes $249,000 proceeds from issuance of common stock through stock option exercises.

PART I - FINANCIAL INFORMATION

    Through September 1, 1997, the Company maintained an unsecured line of
credit totaling $2.0 million with Wells Fargo Bank.   There were no borrowings
outstanding under this credit facility.

    On September 9, 1997, the Company renewed an unsecured line of credit totaling $5 million with Bank of America, expiring on September 30, 1998.
Interest rates vary according to market rates of interest.   There were no
borrowings outstanding under this credit facility at October 31, 1997.


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Stockholders was Held September 26, 1997 for the following purposes:

    1. Proposal One: The election of the following members of the Board of Directors was approved as follows:

        Name                     For                 Withhold
        ----                     ---                 --------
        Nadav Bar-Chaim          10,326,832          48,545
        Anthony J. Iorillo       10,327,132          48,245
        Wayne L. Tyler           10,327,352          47,845


    2. Proposal Two: The ratification of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ended April 30, 1998 was approved as follows:


        For                            Against           Abstain
        ---                            -------           -------
        10,338,830                     4,300             32,247


Item 6. Exhibits and Reports on Form 8-K.

     a. Exhibits.

        Reference is hereby made to the Exhibit Index commencing on page 16.

     b. No reports were filed on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: December 12, 1997         ORTEL CORPORATION
                                    (Registrant)


                                By: /s/Wim H.J. Selders
                                    -------------------
                                    Wim H.J. Selders,
                                    President and Chief Executive Officer




                                 By: /s/Stephen K. Workman
                                     ---------------------
                                     Stephen K. Workman,
                                     Vice President, Finance and Chief
                                     Financial Officer

                                    EXHIBIT INDEX


Exhibit No.                    Document Description                                              Page No.
-----------                    --------------------                                              --------

    3.1        Certificate of Incorporation.                                                     (Note 1)
    3.2        Bylaws of Ortel Corporation.                                                      (Note 1)
   10.1        Lease, dated September 23, 1991, between Ortel Corporation and Rim                (Note 1)
               Development Co.
   10.2        Lease, dated May 20, 1994, between Ortel Corporation and                          (Note 1)
               Wai Fong Un.
   10.3        Consulting Agreement, dated January 3, 1994, between Ortel                        (Note 1)
               Corporation and Wayne Tyler.
   10.4        Consulting Agreement, dated March 2, 1990, as amended, between                    (Note 1)
               Ortel Corporation and Amnon Yariv.
   10.5        Employment Agreement, dated September 14, 1990, between Ortel                     (Note 1)
               Corporation and Wim H.J. Selders.
   10.6        Employment Agreement, dated September 14, 1990, between Ortel                     (Note 1)
               Corporation and Israel Ury.
   10.7        Employment Agreement, dated September 14, 1990, between Ortel                     (Note 1)
               Corporation and Nadav Bar-Chaim.
   10.8        1981 Incentive Stock Option Plan of Ortel Corporation.                            (Note 1)
   10.9        1990 Stock Option Plan of Ortel Corporation.                                      (Note 1)
  10.10        Loan Agreement, dated September 30, 1993, between Ortel Corporation               (Note 1)
               and First Interstate Bank.
  10.11        Form of Indemnification Agreement.                                                (Note 1)
  10.12        Common Stock Purchase Agreement, dated March 26, 1990, between                    (Note 1)
               Sumitomo Cement Co., Ltd. and Ortel Corporation.
  10.13        Key Shareholders Agreement, dated as of March 26, 1990, among Wim                 (Note 1)
               H.J. Selders, Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo Cement
               Co., Ltd., The Ury Family Trust and Ortel Corporation.
  10.14        Agreement Concerning Certain Financial and Business Arrangements,                 (Note 1)
               dated as of March 26, 1990 between Sumitomo Cement Co., Ltd. and
               Ortel Corporation.
  10.15        Voting Agreement of Sumitomo Cement Co., Ltd., dated as of March                  (Note 1)
               26, 1990 between Sumitomo Cement Co., Ltd. and Ortel Corporation.
  10.16        Agreement dated as of November 19, 1993, between Ortel Corporation                (Note 1)
               and General Instrument Corporation.
  10.17        Agreement, dated as of January 24, 1994, between Ortel Corporation                (Note 1)
               and General Instrument Corporation.
  10.18        Modification Agreement, dated 1985, between Ortel Corporation and                 (Note 1)
               certain investors.
  10.19        Class A Common Stock Purchase Agreement, dated as of December 14,                 (Note 1)
               1981, between Ortel Corporation and certain investors.
  10.20        1994 Equity Participation Plan of Ortel Corporation.                              (Note 1)
  10.21        Severance Agreement, dated as of August 26, 1994, between Ortel                   (Note 1)
               Corporation and Stephen K. Workman.
  10.22        Stock Purchase Agreement dated March 12, 1996 between Hakan                       (Note 2)
               Samuelsson and Ortel Corporation.
  10.23        Stock Purchase Agreement dated March 12, 1996 between Christa                     (Note 2)
               Samuelsson and Ortel Corporation.
  10.24        Loan Agreement, dated June 2, 1995 between Ortel Corporation and                  (Note 3)
               Bank of America.


Exhibit No.               Document Description                                                      Page No.
---------                 --------------------                                                      -------
  10.25          Amendment to Loan Agreement dated September 30, 1995 between                       (Note 3)
                 Ortel Corporation and First Interstate Bank.
  10.26          Amendment to Loan Agreement dated September 30, 1995 between                       (Note 4)
                 Ortel Corporation and Wells Fargo Bank, National Association
                 (formerly First Interstate Bank)
  10.27          Amendment To Loan Agreement dated June 2, 1995 between Ortel
                 Corporation and Bank of America.
  11.1           Statement Regarding Computation of Per Share Earnings.                             (Note 1)
  27.0           Financial Data Schedule



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