Form 10-Q
period 1998-01-31
ORTEL CORP/DE/
filed 1998-03-17
CIK 928878

                       SECURITES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549
                      ----------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

                          Commission File No. 0-22598

                               ORTEL CORPORATION
            (Exact name of registrant as specified in its charter)

             DELAWARE                                   95-3494360
(State or Other Jurisdiction of                      (I.R.S.Employer)
 Incorporation or Organization)                     Identification No.)

          2015 WEST CHESTNUT STREET, ALHAMBRA, CALIFORNIA 91803-1542
             (Address of Principal Executive Offices)  (Zip Code)

      Registrant's Telephone Number, Including Area Code: (626) 281-3636

                                not applicable
  --------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


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

   As of January 31, 1998, there were 11,702,535 shares of the registrant's $.001 par value Common Stock outstanding.

                              Page 1 of 17 Pages
                           Exhibit Index on Page 16

                               ORTEL CORPORATION

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                        Page(s)
                                                                                       -------
Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of January 31, 1998
               (unaudited) and April 30, 1997 (audited)...............................    3

               Condensed Consolidated Statements of Income (unaudited) for the fiscal
               quarter and nine months ended January 31, 1998 and 1997................    4

               Condensed Consolidated Statements of Cash Flows (unaudited) for the
               nine months ended January 31,1998 and 1997.............................    5

               Notes to Condensed Consolidated Financial Statements...................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...............................................................    9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................................   15

Signatures............................................................................   16

Index to Exhibits.....................................................................   17

PART I  -  FINANCIAL INFORMATION
Item 1. Financial Statements

                               ORTEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                          January 31,           April 30,
                                                                              1998                1997
                                                                         --------------------------------
                                                                          (unaudited)           (audited)
ASSETS
------

Current assets:
  Cash and cash equivalents..............................................    $11,531              $18,865
  Short-term investments.................................................     17,467               15,697
  Accounts receivable (net)..............................................     15,058               13,762
  Other receivables......................................................      1,406                1,276
  Inventories (note 4)...................................................     11,614               13,960
  Deferred tax assets....................................................      2,511                2,454
  Prepaid and other current assets.......................................      1,010                  987
                                                                             -------              -------
   Total current assets..................................................     60,597               67,001

Property, equipment and improvements (net)...............................     18,995               18,057
Intangible assets (note 6)...............................................      3,048                2,901
Other assets (note 5)....................................................      8,079                3,037
                                                                             -------              -------
   Total assets..........................................................    $90,719              $90,996
                                                                             =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable.......................................................    $ 4,198              $ 5,574
  Accrued liabilities....................................................      4,847                7,091
  Income taxes payable...................................................         68                1,399
                                                                             -------              -------
   Total current liabilities.............................................      9,113               14,064
Deferred income..........................................................        381                  395
Deferred income taxes....................................................      1,451                1,409
Notes payable............................................................          -                    -
Minority interest........................................................        234                  245

Stockholders' equity:
 Preferred stock, $.001 par value; authorized 5,000,000 shares, none               -                    -
  issued and outstanding.................................................
   Common stock, $.001 par value; authorized 25,000,000 shares,
    11,702,535 and 11,499,743 issued and outstanding at January 31, 1998
    and April 30, 1997, respectively.....................................         12                   11


 Additional paid-in capital..............................................     53,033               51,930
 Retained earnings.......................................................     28,489               24,712
 Loans receivable........................................................     (1,484)              (1,341)
 Unrealized gain/(losses) on investments.................................         24                   (4)
 Cumulative effect of foreign currency translation.......................       (534)                (425)
                                                                             -------              -------
   Net stockholders' equity..............................................     79,540               74,883
                                                                             -------              -------

   Total liabilities and stockholders' equity............................    $90,719              $90,996
                                                                             =======              =======

 See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                                  Three Months Ended     Nine Months Ended
                                                                      January 31,           January 31,
                                                                  ------------------    -------------------
                                                                   1998        1997       1998       1997
                                                                  -------    -------    -------     -------

Revenues......................................................    $18,769    $22,967    $60,568     $61,093
Cost of revenues..............................................     11,531     11,829     34,711      31,631
                                                                  -------    -------    -------     -------

  Gross profit................................................      7,238     11,138     25,857      29,462

Operating expenses:...........................................
  Research and development....................................      3,291      3,808      9,823       9,584
  Sales and marketing.........................................      2,330      2,643      7,426       7,337
  General and administrative..................................      1,604      1,809      4,432       4,661
                                                                  -------    -------    -------     -------

    Total operating expenses..................................      7,225      8,260     21,681      21,582
                                                                  -------    -------    -------     -------

Operating income..............................................         13      2,878      4,176       7,880
Interest income (net).........................................        367        335        991       1,110
Other non-operating income (expense)..........................       (110)      (257)      (179)       (221)
                                                                  -------    -------    -------     -------
Income before income tax expense (benefit)....................        270      2,956      4,988       8,769
Provision for income tax expense (benefit)....................       (101)       867      1,211       2,747
                                                                  -------    -------    -------     -------

     Net income (note 3)......................................    $   371    $ 2,089    $ 3,777     $ 6,022
                                                                  =======    =======    =======     =======

Shares and common equivalent shares used in computation of
 net income per share - - Basic...............................     11,697     11,490     11,536      11,441
                                                                  =======    =======    =======     =======

Shares and common equivalent shares used in computation of
 net income per share - - Diluted.............................     12,522     12,733     12,948      12,711
                                                                  =======    =======    =======     =======

Net income per share - - Basic (note 2).......................    $   .03    $   .18    $   .33     $   .53
                                                                  =======    =======    =======     =======
Net income per share  - - Diluted (note 2)....................    $   .03    $   .16    $   .29     $   .47
                                                                  =======    =======    =======     =======

See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                            Nine Months Ended
                                                                                      -------------------------------
                                                                                      January 31,         January 31,
                                                                                         1998                1997
                                                                                      -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................           $  3,777            $  6,022
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization............................................              4,402               3,250
   Gain on disposal of equipment............................................                  2                 (92)
   Minority interest in subsidiaries........................................                (12)                 53
      Net effect of foreign currency translation............................                 32                   -
 Changes in operating assets and liabilities:...............................
  (Increase) decrease in:...................................................
   Receivables..............................................................             (1,426)             (5,241)
   Inventories..............................................................              2,346              (2,300)
   Deferred tax asset.......................................................                (57)               (584)
   Prepaid and other assets.................................................               (169)               (260)
   Intangible assets........................................................                (74)             (1,382)
Increase (decrease) in:.....................................................
   Accounts payable and accrued liabilities.................................             (3,620)              2,965
   Deferred income..........................................................                (14)                (28)
   Deferred income taxes....................................................                 27                 269
   Income taxes payable.....................................................             (1,331)                627
                                                                                       --------            --------
Net cash provided by operating activities...................................              3,883               3,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................................             (4,845)             (7,168)
Investment in unconsolidated subsidiaries...................................             (5,437)             (1,708)
Short-term investments......................................................             (1,770)             (2,153)
Increase in valuation of short-term investments.............................                  -                 (22)
                                                                                       --------            --------
Net cash used in investing activities.......................................            (12,052)            (11,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................................              1,120                1091
Notes receivable from stockholders..........................................               (143)                194
                                                                                       --------            --------
Net cash provided by financing activities...................................                977               1,285

Effect of exchange rate changes on cash.....................................               (142)               (244)
                                                                                       --------            --------
Net increase (decrease) in cash and equivalents.............................             (7,334)             (6,711)
Cash and cash equivalents, beginning of period..............................             18,865              15,573
                                                                                       --------            --------
Cash and cash equivalents, end of period....................................           $ 11,531            $  8,862
                                                                                       ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
  Interest..................................................................           $      8            $      8
  Income taxes..............................................................           $  2,557            $  2,435

    See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
             Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1997 which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position at January 31, 1998, and the condensed consolidated results of operations for the nine-month periods ended January 31, 1998 and January 31, 1997, and the condensed consolidated cash flows for the nine-month periods ended January 31, 1998, and January 31, 1997 in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.

    The results of operations for the nine-month period ended January 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year and should be read in conjunction with a discussion of risk factors in the Company's annual report on Form 10-K for the fiscal year ended April 30, 1997.

2.  Per Share Information
    ---------------------

    Net income per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options. In presenting this information, the Company has adopted FASB 131 for all current and prior year period. Under this new accounting rule, basic EPS reflects only shares outstanding during the period while fully diluted shares are comparable with prior definitions incorporating the impact of stock options outstanding.

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128. This Statement requires the presentation of basic and diluted net income per share. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method.

    Net income per share for all periods presented is summarized as follows (in thousands, except per share data):

                                                   Three Months Ended                         Nine Months Ended
                                                       January 31                                 January 31
                                                   -------------------                        ------------------
                                                   1998           1997                        1998          1997
                                                   ----           ----                        ----          ----
Net income................................        $   371        $ 2,089                     $ 3,777       $ 6,022
                                                  =======        =======                     =======       =======
Weighted average shares outstanding:
  Common shares...........................         11,697         11,490                      11,536        11,441
  Dilutive Stock options..................            825          1,243                       1,412         1,270
                                                  -------        -------                     -------       -------
     Total................................         12,522         12,733                      12,948        12,711
                                                  =======        =======                     =======       =======

Net income per share  Basic...............        $   .03        $   .18                     $   .33       $   .53
                                                  =======        =======                     =======       =======
Net income per share Diluted..............        $   .03        $   .16                     $   .29       $   .47
                                                  =======        =======                     =======       =======

                               ORTEL CORPORATION
       Notes to Condensed Consolidated Financial Statements (continued)

3.   Income taxes
     ------------

     Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

4.   Inventories
     -----------

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                        January  31, 1998              April 30, 1997
                                                     ----------------------        ---------------------
                                                           (unaudited)                    (audited)

Raw materials......................................         $ 5,512                       $ 6,412

Work-in-process....................................           5,103                         6,820

Finished goods.....................................             999                           728
                                                            -------                       -------
     Total inventories.............................         $11,614                       $13,960
                                                            =======                       =======

5.   Investments in unconsolidated subsidiaries
     ------------------------------------------

     In May 1997, Ortel made a $5 million investment in the launch of a new telecommunications network equipment manufacturing company know as Tellium, Inc. The Company's $5 million investment has been accounted for under the cost method.

     In October 1996, the Company acquired a minority (34%) interest in Shenzhen Photon Technology Co., Ltd. "Photon" based in Shenzhen, China, with a cash investment of $2.4 million plus associated acquisition costs for a total investment of $2.9 million. The investment includes net assets valued at $1.7 million with the remainder classified as goodwill to be amortized over ten years. The operating results of Photon have been accounted for under the equity method of accounting.

     In June 1997, the Company made an additional $437,000 investment in Photon, raising its ownership interest to approximately 43%.

6.   Deferred distribution costs
     ---------------------------

     During the period ended October 31, 1996, 70,000 shares of non-qualified stock options were issued to the management of Photon. The value of those options under SFAS 123 "Accounting for Stock Options", was estimated to be $731,000 which were to be amortized and incorporated into the operating results over seven years. In May 1997, these options were canceled and a new grant for the same number of options was issued at a price of $13.25 with a new vesting schedule. The value of these options (Deferred Distribution Costs) was estimated to be $534,000 which is being amortized over five years. The deferred distribution costs have been included in other assets in the accompanying condensed consolidated financial statements.

                               ORTEL CORPORATION
       Notes to Condensed Consolidated Financial Statements (continued)

7.  Cash and  cash equivalents
    --------------------------

    Cash consists of cash and cash equivalents (defined as marketable securities with original maturities of 90 days or less) in the amount of $11.5 million and $18.9 million as of January 31, 1998 and April 30, 1997 respectively, and short-term investments (marketable securities with maturities of more than 90 days) of $17.5 million and $15.7 million as of January 31, 1998 and April 30, 1997, respectively.

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

Recent Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These new accounting standards are for disclosure purposes and the Company is analyzing the impact of these standards for future reporting.

                               ORTEL CORPORATION
       Notes to Condensed Consolidated Financial Statements (continued)

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the unaudited condensed consolidated financial statements included herein. The discussion in this section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Form 10-K report for the year ended April 30, 1997.

    In its earnings release on February 26, 1998, the Company announced that while international sales are up 57% year-to-date compared to the prior year, the continuing Asian economic crisis coupled with weakness in Europe adversely impacted the Company's results for the most recent quarter and that further weakness in international sales in the fourth quarter will result in an operating loss.

Results of Operations

    The following table sets forth the statements of income as a percentage of revenues.

                                                                 Three Months Ended             Nine Months Ended
                                                                     January 31,                   January 31,
                                                               ----------------------        -----------------------
                                                                 1998          1997            1998           1997
                                                                 ----          ----            ----           ----

Revenues......................................................  100.0%        100.0%          100.0%         100.0%
Cost of revenues..............................................   61.4          51.5            57.3           51.8
                                                                -----         -----           -----          -----
  Gross profit................................................   38.6          48.5            42.7           48.2

Operating expenses:
  Research and development....................................   17.5          16.6            16.2           15.7
  Sales and marketing.........................................   12.4          11.5            12.3           12.0
  General and administrative..................................    8.6           7.9             7.3            7.6
                                                                -----         -----           -----          -----
  Total operating expenses....................................   38.5          36.0            35.8           35.3
                                                                -----         -----           -----          -----

Operating income..............................................     .1          12.5             6.9           12.9
Other income, net.............................................    1.3            .4             1.3            1.5
                                                                -----         -----           -----          -----
  Income before income taxes..................................    1.4          12.9             8.2           14.4

Provision for income taxes....................................    (.6)          3.8             2.0            4.5
                                                                -----         -----           -----          -----

  Net income..................................................    2.0%          9.1%            6.2%           9.9%
                                                                =====         =====           =====          =====

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

    The following table highlights certain aspects of the Company's revenues for the three-month and nine-month periods ended January 31, 1998 and 1997.

                                                        Three Months Ended                         Nine Months Ended
                                                             January 31,                               January 31,
                                                      ------------------------                  --------------------------
                                                        1998            1997                      1998              1997
                                                        ----            ----                      ----              ----

     Revenues (thousands)......................        $18,769         $22,967                   $60,568           $61,093
                                                       =======         =======                   =======           =======

       Broadband products......................        $11,262         $18,274                   $36,588           $49,093
       Other products..........................          7,507           4,693                    23,980            12,000
                                                       -------         -------                   -------           -------
               Total...........................        $18,769         $22,967                   $60,568           $61,093
                                                       =======         =======                   =======           =======

     Geographic coverage (thousands):
       Domestic................................        $10,084         $14,946                   $29,519           $41,324
       International...........................          8,685           8,021                    31,049            19,769
                                                       -------         -------                   -------           -------
               Total...........................        $18,769         $22,967                   $60,568           $61,093
                                                       =======         =======                   =======           =======

     As a percent of revenues:
       Broadband products......................           60.0%           79.6%                     60.4%             80.4%
       Other products..........................           40.0            20.4                      39.6              19.6
                                                       -------         -------                   -------           -------
               Total...........................          100.0%          100.0%                    100.0%            100.0%
                                                       =======         =======                   =======           =======

     Geographic coverage:
       Domestic................................           53.7%           65.1%                     48.7%             67.6%
       International...........................           46.3            34.9                      51.3              32.4
                                                       -------         -------                   -------           -------
               Total...........................          100.0%          100.0%                    100.0%            100.0%
                                                       =======         =======                   =======           =======


THIRD QUARTER

Revenues

    Revenues of $18.8 million for the third quarter ended January 31, 1998, decreased by $4.2 million or 18% from $23.0 million in the comparable quarter of the previous year. This decrease reflected lower broadband product sales of $11.3 million, down $7.0 million or 38% from $18.3 million in the prior year period due to lower demand from both domestic and international customers for the Company's broadband products. Lower domestic broadband sales generally reflects lower levels of spending for CATV network upgrades while international business has been impacted by the Asian economic crisis and low subscription rates for CATV service within Europe. Broadband revenues represented 60% of total revenues in the most recent quarter compared to 80% in the prior year period. Revenues of $7.5 million from the sale of wireless, satellite communications and other product applications increased by $2.8 million or 60% compared to the prior year period and increased as a percent of revenue to 40% from 20% in the prior year.

    On a sequential basis, revenues of $18.3 million in the third quarter of fiscal 1998 decreased by 15.0% from $22.1 million in the second quarter. Broadband revenues of $11.3 million in the third quarter decreased by $1.2 million or 9.8% from the second quarter while all other revenues of $7.5 million in the third quarter decreased by $2.1 million or 21.8% from the second quarter. The decrease in broadband revenues from the previous quarter is due to a decrease in international sales primarily in Asia and Europe while domestic revenues rose sequentially. The decrease in revenues in the third quarter for all other communications applications reflects an increase in revenues for the Company's in-building wireless products and a larger decrease in revenues from the Company's satellite communications business, both of which tend to vary on a quarterly basis.

    As stated in the Company's earnings release on February 26, 1998, further weakness in international sales in the near-term will result in an operating loss in the fourth quarter.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

    Sales to international customers totaled $8.7 million or 46% of revenues for the third quarter of fiscal 1998 compared to $8.0 million or 35% of revenues for the comparable quarter last year, an increase of 8%. Approximately 23% of the Company's product sales were to customers in Asia. The Company is aware that some sales to domestic customers ultimately have international destinations.

    On a sequential basis, total domestic revenues of $10.1 million in the third quarter decreased by 5.5% from $10.7 million in the second quarter while international revenues of $8.7 million in the third quarter decreased $2.7 million or 23.9% from $11.4 million in the second quarter. The decrease in domestic revenues is related to products sold for wireless and satellite communications applications. The decrease in international revenues primarily reflects weakness in demand for the Company's broadband products, related in turn to recent economic developments within Asia and lower demand for CATV upgrades within Europe.

Gross Profit

    Gross profit of $7.2 million for the third quarter of fiscal 1998 represented 38.6% of revenue compared to 48.5% in the comparable period last year. The decrease in gross margin compared to the prior year reflects (i) lower overall revenues coupled with on-going fixed costs, (ii) lower average sales prices for the Company's broadband products in conjunction with a temporary increase in demand for lower performance units during the quarter, and (iii) a shift in the mix of business from broadband to other product groups where volumes and economies of scale were not as favorable.

Research and Development

    Research and development expenses of $3.3 million for the third quarter of fiscal 1998 decreased by $.5 million or 14% from $3.8 million in the comparable quarter last year compared. With revenues 18% lower than the comparable quarter in the prior year, research and development expense as a percentage of revenues increased to 17.5% from 16.6% in the comparable quarter last year.

Sales and Marketing

    Sales and marketing expenses of $2.3 million for the third quarter of fiscal 1998 decreased by $.3 million or 12% from $2.6 million in the comparable quarter last year, but increased as a percentage of revenues to 12.4% from 11.5% in the comparable quarter last year.

General and Administrative

    General and administrative expenses of $1.6 million for the third quarter of fiscal 1998 decreased by $.2 million or 11% from $1.8 million in the comparable quarter last year, but increased as a percentage of revenues to 8.6% from 7.9% in the same quarter of last year.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

YEAR-TO-DATE

Revenues

    Revenues of $60.6 million for the nine months ended January 31, 1998 decreased by $.5 million or less than 1% from $61.1 million in the comparable period of the previous year. Total revenues from broadband products were $36.6 million, down $12.5 million or 25% from the prior year period. This decrease primarily reflects the slowdown in spending for CATV network upgrades in the U.S. while sales to international customers have increased compared to the prior year-to-date period. Broadband revenues represented 60% of total revenues compared to 80% in the prior year period. Revenues of $24.0 million from the sale of wireless, satellite communications and other product applications increased by $12 million or 100% compared to the prior year period and increased as a percent of total revenues to 40% from 20% in the prior year period.

    Sales to international customers totaled $31.0 million or 51% of revenues for the nine months of fiscal 1998 compared to $19.8 million or approximately 32% of revenues for the comparable period last year, an increase of 57%. An increase in sales to Asia accounted for most of the year-over-year increase and represented approximately 24% of total revenues for the year compared to just 7% in the prior year period. However, economic problems in this region of the world are likely to result in a continuation of the same weakness encountered during the most recent quarter. The Company is aware that some sales to domestic customers ultimately have international destinations.

Gross Profit

    Gross profit of $25.9 million for the nine months of fiscal 1998 represented 42.7% of revenue compared to 48.2% in the comparable period last year. The decrease in gross margin compared to the prior year reflects i) lower revenues coupled with on-going fixed costs, ii) lower average sales prices for the Company's broadband products, and iii) a shift in business mix from broadband to other product groups where volumes and economies of scale are not as favorable.

Research and Development

    Research and development expenses of $9.8 million for the nine months of fiscal 1998 increased by $.3 million or 2% from the comparable period last year. With revenues only slightly lower, research and development expense as a percentage of revenues increased to 16.2% compared to 15.7% in the comparable period last year.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)


Sales and Marketing

    Sales and marketing expenses of $7.4 million for the nine months of fiscal 1998 were similar to the comparable quarter last year. With revenues only slightly lower, sales and marketing expense as a percentage of revenues increased to 12.3% compared to 12.0% in the comparable period last year.

General and Administrative

    General and administrative expenses of $4.4 million for the nine months of fiscal 1998 decreased slightly compared to $4.7 million for the comparable period last year and decreased as a percentage of revenues to 7.3% from 7.6% for the same period.

Liquidity and Capital Resources

    At January 31, 1998, the Company had working capital of $51 million, including $11.5 million in cash and cash equivalents and $17.5 million in short-term investments. For the nine-month period ended January 31, 1998, the Company's operating activities generated $3.9 million in cash. Cash from operating activities includes net income of $3.8 million plus depreciation and amortization of $4.4 million plus a reduction in inventory of $2.3 million offset by an increase in trade receivables of $1.4 million and a decrease in accounts payable, taxes payable and other accrued liabilities totaling $5.0 million.

    Cash flow from investing activities includes a $5 million investment in Tellium, Inc. made in May 1997, and an additional $437,000 investment in Photon Technology Co., Ltd., made in June, 1997. Cash flow from financing activities was $1.1 million and included proceeds from issuance of common stock through stock option exercises offset by a repurchase of 25,000 shares of the Company's common stock during the third quarter.

    On September 1, 1997, the $2 million unsecured line of credit with Wells Fargo Bank expired and was not renewed. The Company had no borrowings outstanding under this credit facility.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

    On September 9, 1997, the Company renewed an unsecured line of credit totaling $5 million with Bank of America, expiring on September 30, 1998.
Interest rates vary according to market rates of interest.   There were no
borrowings outstanding under this credit facility at January 31, 1998

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    a.   Exhibits.

         Reference is hereby made to the Exhibit Index commencing on page 17.

    b.   No reports were filed on Form 8-K during the quarter ended January 31,
         1998

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 17, 1998            ORTEL CORPORATION
                                    (Registrant)


                                By: /s/ Wim H.J. Selders
                                    -------------------------------------
                                    Wim H.J. Selders,
                                    President and Chief Executive
                                    Officer



                                By: /s/ Stephen K. Workman
                                    -------------------------------------
                                    Stephen K. Workman,
                                    Vice President, Finance and Chief
                                    Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                            Document Description                                      Page No.
-----------                            --------------------                                      --------
    3.1        Certificate of Incorporation.                                                     (Note 1)
    3.2        Bylaws of Ortel Corporation.                                                      (Note 1)
   10.1        Lease, dated September 23, 1991, between Ortel Corporation and Rim                (Note 1)
               Development Co.
   10.2        Lease, dated May 20, 1994, between Ortel Corporation and                          (Note 1)
               Wai Fong Un.
   10.3        Consulting Agreement, dated January 3, 1994, between Ortel                        (Note 1)
               Corporation and Wayne Tyler.
   10.4        Consulting Agreement, dated March 2, 1990, as amended, between                    (Note 1)
               Ortel Corporation and Amnon Yariv.
   10.5        Employment Agreement, dated September 14, 1990, between Ortel                     (Note 1)
               Corporation and Wim H.J. Selders.
   10.6        Employment Agreement, dated September 14, 1990, between Ortel                     (Note 1)
               Corporation and Israel Ury.
   10.7        Employment Agreement, dated September 14, 1990, between Ortel                     (Note 1)
               Corporation and Nadav Bar-Chaim.
   10.8        1981 Incentive Stock Option Plan of Ortel Corporation.                            (Note 1)
   10.9        1990 Stock Option Plan of Ortel Corporation.                                      (Note 1)
   10.10       Loan Agreement, dated September 30, 1993, between Ortel Corporation               (Note 1)
               and First Interstate Bank.
   10.11       Form of Indemnification Agreement.                                                (Note 1)
   10.12       Common Stock Purchase Agreement, dated March 26, 1990, between                    (Note 1)
               Sumitomo Cement Co., Ltd. and Ortel Corporation.
   10.13       Key Shareholders Agreement, dated as of March 26, 1990, among Wim                 (Note 1)
               H.J. Selders, Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo Cement
               Co., Ltd., The Ury Family Trust and Ortel Corporation.
   10.14       Agreement Concerning Certain Financial and Business Arrangements,                 (Note 1)
               dated as of March 26, 1990 between Sumitomo Cement Co., Ltd. and
               Ortel Corporation.
   10.15       Voting Agreement of Sumitomo Cement Co., Ltd., dated as of March                  (Note 1)
               26, 1990 between Sumitomo Cement Co., Ltd. and Ortel Corporation.
   10.16       Agreement dated as of November 19, 1993, between Ortel Corporation                (Note 1)
               and General Instrument Corporation.
   10.17       Agreement, dated as of January 24, 1994, between Ortel Corporation                (Note 1)
               and General Instrument Corporation.
   10.18       Modification Agreement, dated 1985, between Ortel Corporation and                 (Note 1)
               certain investors.
   10.19       Class A Common Stock Purchase Agreement, dated as of December 14,                 (Note 1)
               1981, between Ortel Corporation and certain investors.
   10.20       1994 Equity Participation Plan of Ortel Corporation.                              (Note 1)
   10.21       Severance Agreement, dated as of August 26, 1994, between Ortel                   (Note 1)
               Corporation and Stephen K. Workman.
   10.22       Stock Purchase Agreement dated March 12, 1996 between Hakan                       (Note 2)
               Samuelsson and Ortel Corporation.
   10.23       Stock Purchase Agreement dated March 12, 1996 between Christa                     (Note 2)
               Samuelsson and Ortel Corporation.
   10.24       Loan Agreement, dated June 2, 1995 between Ortel Corporation and                  (Note 3)
               Bank of America.

Exhibit No.                            Document Description                                      Page No.
-----------                            --------------------                                      --------
   10.25       Amendment to Loan Agreement dated September 30, 1995 between Ortel                (Note 3)
               Corporation and First Interstate Bank.
   10.26       Amendment dated January 17, 1997 to Loan Agreement dated September 30,            (Note 4)
               1995 between Ortel Corporation and Wells Fargo Bank, National Association
               (formerly First Interstate Bank)
   10.27       Amendment No. 2 dated September 9, 1997 to Loan Agreement dated June 2,           (Note 5)
               1995 between Ortel Corporation and Bank of America.
   10.28       Severance Agreement, dated December 1, 1997, between Ortel                        Page 18
               Corporation and Douglas H. Morais.
   10.29       Amendment No. 1 dated June 10, 1996 to Loan Agreement dated September 30,         Page 22
               1995 between Ortel Corporation and Wells Fargo Bank, National Association
               (formerly First Interstate Bank).
   27.0        Financial Data Schedule                                                           Page 23



__________
   ______
   Note 1 Previously filed by the Registrant in Registration No. 33-79188 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
   Note 2      Previously filed by the Registrant in its 8K filing dated March
               26, 1996
   Note 3 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1996
   Note 4 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1997
   Note 5 Previously filed by the Registrant in its 10Q filing for the quarter ended October 31, 1997