Form 10-K
period 1998-04-30
ORTEL CORP/DE/
filed 1998-07-29
CIK 928878

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                                    FORM 10-K

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended April 30, 1998


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

                                ______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]        No  [_]



          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1998 was $113 million based on the closing sales price of such stock on such date of $15.50 per share.


[_]       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The number of shares outstanding of the registrant's common stock, as of June 30, 1998 was 11,766,944.

                                ______________



                      DOCUMENTS INCORPORATED BY REFERENCE


   Portions of registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on September 25, 1998 are incorporated by this reference into Part III as set forth herein.

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



ITEM 1.  BUSINESS


  Ortel Corporation ("Ortel" or the "Company") pioneered the development of "linear fiberoptic" technology that enables the transmission of digital, digitally compressed or analog information via radio frequency ("RF") signals on fiberoptic cable. By utilizing this technology, users do not need to convert RF signals into a digital format or transform them to individual channels at low frequencies. The Company's linear fiberoptic technology has contributed to the development of a network architecture called "hybrid fiber/coax," combining the best features of fiber optics and coaxial cable. Today, linear fiberoptics enables cable television ("CATV") system operators to transform their traditional one-way, video-only systems to interactive, two-way, video, voice and data delivery systems and provides telephone companies with the means to cost-effectively transform their traditional telephone networks to deliver interactive video and data services. Revenues from the sale of products for these broadband applications totaled $46.9 million, $63.2 million and $41.3 million or approximately 61%, 77% and 72% of the Company's total revenues in fiscal years 1998, 1997, and 1996 respectively.



  Other users of this technology include satellite earth station operators and certain government agencies all of which capitalize on the inherent ability of this technology to enable longer transmission distances, improve signal quality, increase bandwidth, and provide immunity to interfering signals and operating cost savings as compared to most other non-fiber solutions. The Company's intellectual know-how with respect to developing and manufacturing optoelectronic devices has more recently been applied to developing products for digital telecommunications applications wherein signals are transmitted and received by high frequency pulses of light over fiberoptic cable. Revenues from the sale of these other fiberoptic products for satellite and government applications and telecommunciations totaled $17.6 million, $10.9 million and $10.2 million or approximately 23%, 13% and 17% of the Company's total revenues in fiscal years 1998, 1997, and 1996, respectively.


  Building on its knowledge of RF electronics, the Company has also positioned itself as a leading supplier of wireless communication products which enhance the coverage of base stations for cellular, PCS and other wireless services. Revenues from the sale of products for these applications totaled $12.4 million, $8.4 million and $6.2 million or approximately 16%, 10% and 11% of the Company's total revenues in fiscal 1998, 1997, and 1996, respectively.


HISTORY


  The Company was incorporated in April 1980 under the laws of California and was reincorporated in October 1994 under the laws of Delaware concurrent with the Company's initial public offering. For the first several years, the Company focused on the application of its semiconductor laser technology primarily for high-speed government applications and the development of fiberoptic links for remoting satellite antennas at microwave frequencies. In 1987, the Company was the first to demonstrate that amplitude modulated CATV signals could be cost-effectively transmitted over fiber. This demonstration led to an effort to commercialize the technology for CATV applications culminating with initial volume shipment of products for this purpose in fiscal 1990. In May 1993, Ortel introduced the industry's first "digital ready" laser for interactive services, which transmits multi-channel video and digitally modulated RF signals at frequencies up to 750 MHz.

  Concurrent with the development of its linear fiberoptic technology for CATV applications, the Company also developed a transmitter-receiver link which could be sold to original equipment manufacturers ("OEMs") and used for the transmission of RF signals between a cellular base station and a fiber-fed repeater or fiberoptic MicroCell. This provided cellular operators the means to extend the coverage of a base station or enhance the capacity of a given calling area. The acquisition of Avitec AB of Sweden in March 1996, expanded the Company's technical capabilities and wireless product offering and gave the Company the means to build a complete line of repeater products for both OEMs and end-users.

  During fiscal 1997, the Company invested in Photon Technology Co., Ltd., a joint venture based in Shenzhen, China. Photon is one of the first companies in China with the technical expertise to manufacture fiber-optic components. This investment provides the Company with the opportunity to capitalize on a lower cost manufacturing source as well as to enhance the Company's presence in that country.

  Throughout most of its history, the Company concentrated its R&D efforts in the area of linear fiberoptics and did not develop semiconductor laser products for the telecommunications industry which relied on lasers using pulse-code modulation (i.e. existence of a pulse of light is equivalent to a 1 while absence of a pulse is equivalent to a 0). However, during fiscal 1997, the Company announced its first product for telecommunications applications and, in May 1997, invested in Tellium, Incorporated, a startup venture backed by Ortel, Scientific Applications (SAIC) and a number of venture capital firms led by Oak Investment Partners. Tellium is expected to develop systems for dense wavelength division multiplexing ("DWDM") applications. They recently introduced three systems into the marketplace consisting of a long distance optically amplified WDM transmission system appropriate for inter-exchange carriers, a short-reach WDM transmission system suitable for local exchange carriers (LECs) and competitive local exchange carriers (CLECs), and an optical cross-connect system for interconnecting optical data streams. Ortel expects to supply components used in DWDM applications.

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


  The Company's linear fiberoptic technology for CATV systems has contributed to the development of a new network architecture, combining the best features of fiber optics and coaxial cable. This new architecture, called "hybrid fiber/coax," enables the use of "star-bus" networks rather than traditional "tree and branch" coaxial networks. Hybrid fiber/coax contributed significantly to the development of broadband communications services, including interactive multimedia. The benefits of the Company's broadband products include:


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

  With these benefits in mind, cable operators in the United States (U.S.) began upgrading their networks in 1990 primarily to increase channel capacity, reduce operating costs and improve reliability. In the latter half of calendar 1993, Ortel introduced the industry's first digital-ready laser operating at up to 750 MHz (previous lasers were capable of 550 MHz). Subsequently, the Company introduced products operating up to 860 MHz for CATV networks in Europe and other parts of the world. With this added spectrum, cable operators could now conceive of a fully interactive network capable of offering high-speed data, telephony and other narrowband services. As of the end of calendar 1997, less than 50% of the U.S. CATV subscribers are served by networks that have been upgraded to 550MHz-750MHz while less than 20% of subscribers are served by networks that are two-way capable. Internationally, where CATV penetration is much less, the percentage of networks that have been upgraded is even lower.



  Through fiscal 1998, the Company's broadband products were primarily deployed by CATV operators to transmit signals between a CATV headend and an optical node near the home, thereby bypassing multiple cascades of coaxial amplifiers. These products incorporated a distributed feedback chip ("DFB") operating at a wavelength of 1310nm which was ideally suited for such distances (generally less than 30 km). The DFB chip modulates the light intensity internally by applying a signal directly to the chip itself. As the U.S. CATV industry has consolidated its subscriber base in order to eliminate redundant headends, it has also sought to interconnect headends to achieve greater operating efficiencies. To do so, requires that the signals be transmitted much longer distances using products that use external modulation and operate at a wavelength of 1550nm. With external modulation, a steady optical signal is transmitted from a laser through a separate device that modulates the amount of light transmitted in response to the application of a broadband RF signal. Signals at 1550nm can also be amplified by the use of erbium-doped fiber in conjunction with 980nm pump laser modules and certain other components. These erbium-doped fiberoptic amplifiers ("EDFAs") function as repeaters to send signals even farther. The Company manufactures subsystem products for these applications incorporating a number of critical technologies including 980nm pump laser modules and the 1550nm source laser. The Company began shipping products for these applications in fiscal 1998.


SATELLITE COMMUNICATIONS


  Even with the advent of fiberoptics, satellites remain an important communications medium. Satellite earth stations have traditionally relied upon coaxial cable and waveguides to transport RF satellite signals between antennas and nearby control rooms. The distance between the antenna and control room has historically been limited by the deterioration of signal strength using coaxial cables and waveguides. Earth stations are often located in remote areas. Accordingly, there has been a growing need for products that would cost-effectively transmit RF satellite signals over longer distances. That need is expected to grow during the next few years with the startup of wireless satellite communications services being planned by low-earth orbit ("LEO") and middle-earth orbit ("MEO") operators (together known as Big LEO) such as Globalstar, Iridium, ICO, and ORBCOMM.


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


  While it is currently estimated that only about 5% of earth stations today incorporate any fiberoptic links in their facilities, management believes that linear fiberoptics capable of handling multiple RF signals over a single fiber will play a key role in the future development of this industry.

  Several companies have introduced wireless broadcast television services (also known as direct broadcast satellite or DBS) in competition with cable television operators including DirectTV, Primestar, and Echostar. These services rely on the use of small aperture antennas to capture satellite signals which are then available for distribution to one or more television sets over coxial cable. However, these wireless broadcast services to date have achieved minimal penetration in multi-dwelling units ("MDU") such as large apartment or condominium buildings. The distribution of such signals using fiberoptic links offers a number of advantages over copper-based solutions. With approximately 25% of U.S. households living in MDU's and even a greater percentage in many other parts of the world internationally, the Company has recently developed products for use by this emerging industry as well.


TELECOMMUNICATIONS


  Telephone networks in many parts of the world are under increasing pressure to transport an ever-growing volume of traffic due to the rapid growth of fax, data, voice and internet services while a trend toward industry deregulation both in the U.S. and abroad provides new impetus for providing these services in a cost effective manner. The deployment of fiberoptic cable beginning in the early 1980's has helped these network keep pace with the growing demand for bandwidth by utilizing digital lasers which send high frequency pulses of light. The amount of information that can be transported over an optical fiber has been steadily increasing by the technique of Time Division Multiplexing ("TDM") and Wavelength Division Multiplexing ("WDM"). These techniques expand capacity by increasing the transmission bit rate at a given wavelength and by increasing the number of wavelengths employed. Transmission speeds up to 10 gigabits per second and up to 64 wavelengths are now being used to expand greatly the capacity of the installed base of optical fiber.


  Today's networks largely rely on fiberoptic technologies which support the transmission and amplification of signals at a wavelength of 1550nm. As with CATV networks which rely on similar technology, the ability to amplify these signals is based on the use of erbium-doped fiberoptic amplifiers incorporating 980nm pump laser modules in conjunction with certain other components. The Company introduced for sale 980nm pump laser modules for these applications to OEMs in fiscal 1998 and expects to develop other products for telecommunications applications which build on the Company's core strengths in the area of semiconductor laser processing and optoelectronics.


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


  Operators will typically employ two methods for establishing a link between the base station and remote antenna: 1) an "off-air" repeater, or, 2) a "fiber-fed" repeater. "Off-air" repeaters are the more popular means of providing a communications link with the base station due to the ease with which they are deployed without any peripheral support. Fiber-fed repeaters are most useful in distributing RF signals inside buildings, tunnels or other underground systems. They can also be used to bring a unique set of frequencies from one base station to an area that is served by another, but which is limited in capacity.

  While the use of repeaters in analog cellular systems was fairly limited, dramatic changes taking place with respect to the use of higher frequencies to distribute RF signals for personal communications services ("PCS") promise to
make repeaters a more common technique for extending signal coverage.   These
systems, operating at 1900 MHz in the U.S. ("PCS 1900") and 1800 MHz in Europe ("DCS 1800") and other parts of the world, promise to integrate several services in a single mobile phone unit including paging, fax, voice, and data and all within a smaller profile than the cellular counterpart. In the U.S., operators have bid over $20 billion to-date for the right to transmit at these higher frequencies and began to deploy equipment for these networks in 1996.

  Because PCS operators are faced with additional coverage problems associated with the loss of signal strength at PCS frequencies compared to cellular frequencies, management believes repeaters will play an important role in providing a cost-effective solution for deploying these networks. The benefits of using these products include:


     Cost-effective buildout of new networks. Repeater products can reduce the infrastructure cost to deploy new PCS networks which must overcome the loss of signal strength at higher frequencies. By minimizing the amount of base station signal generating equipment, the operator avoids an investment in excess capacity when additional signal coverage is the primary concern.

     Reduced real estate costs. Site costs for a repeater are lower than for a base station due to the smaller size of a typical repeater product which can be located on the side of a building, pole or other convenient location. No additional supporting equipment is required other than for power and, in certain instances, a connection with a telephone line or fiberoptic cable (in the case of a fiber-fed repeater).

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

     Improved service. Repeaters and in-building RF distribution systems are used to improve signal coverage area and reduce dropped call rates.

     Expanded capacity. In CDMA systems in which capacity is the sum of all dependent received signal levels at the base station, repeaters can be used to enhance system capacity by lowering the transmission power of wireless phones in an area of weak coverage.


  The use of repeater products in the U.S. for PCS coverage has been slow to develop to date for a number of reasons. In addition to the "legacy" of equipment problems associated with the use of broadband repeaters in analog cellular networks was the fact that the newer channel selective products were not ready for deployment at the time major PCS operators in the U.S. were designing their networks for the initial startup phase of services. Nevertheless, PCS operators in the U.S. are expected to increasingly use repeaters in filling "holes" and expanding coverage in future phases of their networks.


  In Europe and many other parts of the world, GSM900 digital cellular systems and DCS1800 digital systems are being deployed. A number of the operators of such systems incorporate repeaters as a part of the initial rollout of services. The Company offers several repeater products to this market segment, its most recent offering being a high-power GSM repeater which provides an attractive alternative to standard power GSM base stations.

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


  Ortel's ability to design and manufacture wireless products incorporating RF electronic circuitry to process signals for various communications applications was greatly enhanced with the acquisition of Avitec AB in Sweden in March 1996. This acquisition allowed the Company to accelerate the process of introducing a number of repeater products for PCS operators in the U.S. and elsewhere in the world including "off air" repeaters as well as fiberoptic microcells incorporating the Company's optoelectronic know-how.

  BROADBAND RF COMMUNICATIONS.

  Ortel is a leading supplier of fiberoptic transmitter sub-systems and receiver modules to OEMs for use in broadband RF communications systems. Ortel's products meet the various frequency requirements of CATV networks in the United States and abroad for both 1310nm and 1550nm wavelengths. Sales of transmitter products and receiver products for use in broadband RF networks accounted for approximately 61%, 77%, and 72% of the Company's revenues in fiscal years 1998, 1997, and 1996, respectively.


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

------------------------------------------------------------------------------------------------
                                  Broadband RF Communications
------------------------------------------------------------------------------------------------
                       RF                                               First        Latest

                       Frequency(MHz)/                                  Version      Version

Description            Power (mw)         Where Used                    Introduced   Introduced
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
1310nm OEM                                CATV
Laser Module           50-860 MHz         transmitter systems            February     February
                                                                           1998         1998
------------------------------------------------------------------------------------------------

1310nm OEM
Transmitter            40-860 MHz         CATV headend                    August        June
Subassembly                                                                1990         1997
------------------------------------------------------------------------------------------------
1310nm Cooled
OEM Return             5-200 MHz          CATV hub                         June         June
Path Laser                                                                 1996         1996
------------------------------------------------------------------------------------------------
 1310nm
Photodiode             40-860 MHz         CATV optical                  January         July
Receiver                                      node                        1989          1994
------------------------------------------------------------------------------------------------
1550nm OEM
  Laser                40-860 MHz         CATV headend                    April        April
 Transmitter                                                              1996         1996
------------------------------------------------------------------------------------------------
1550nm Optical                             CATV signal
  Amplifier            25-150 mW       amplification between
    (EDFA)                             headend and secondary              April         April
                                          headends/hubs                   1996          1998
------------------------------------------------------------------------------------------------
1550nm OEM                  40 mW         CATV 1550nm                    October         May
Laser Module                           transmitter systems                 1996          1998
------------------------------------------------------------------------------------------------
1550nm Cooled OEM
   AWDM
Return Path                  6 mW         CATV hub                          June         June
Laser Module                                                                1998         1998
------------------------------------------------------------------------------------------------
1550nm OEM AWDM
Forward Path                10 mW         CATV 1550nm                       June         June
Laser Module                           Transmitter Systems                  1998         1998
-----------------------------------------------------------------------------------------------


  SATELLITE COMMUNICATIONS



  Ortel has developed complete rack mounted transmission equipment for small to very large earth station designs. Ortel's products are used with both receive-only antennas and transmit-and-receive antennas by the originators of television programming, major international telecommunications organizations and by government and defense communications agencies.

  In October 1993, Ortel announced its System 8000 product line, which enables operators of major satellite communication earth stations, including the Intelsat and Inmarsat networks, to transmit all interfacility signals for standard satellite frequency bands between the control room and antennas over fiberoptic cable. This product line is also used by certain government agencies such as the U.S. Air Force to upgrade their communications capabilities worldwide. The Company also offers a low cost product (System 5100) for a wideband, microwave fiberoptic interfacility link between the satellite earth terminal antenna and a satellite receiver. A new version of this L-band link was incorporated into a fiberoptic system called "Light Links" which enables satellite-delivered services including television and internet access to be distributed from one antenna to hundreds of receivers in medium and large office buildings and multi-dwelling units (MDUs).


  The following table lists certain of the Company's current products for the satellite communications market. The table shows the date a particular product line was first introduced (date of first public announcement) as well as the date of introduction of the most recent version of that product.


-----------------------------------------------------------------------------------------------
                                   Satellite Communications
-----------------------------------------------------------------------------------------------
                                                                       First         Latest
                                                                      Version        Version
Description             Specifications           Where Used          Introduced     Introduced
-----------------------------------------------------------------------------------------------
Fiberoptic                  70 MHz                Satellite
Transmission Link          140 MHz               earth station       November          March
                        1 transponder              VSAT hub            1993             1998
-----------------------------------------------------------------------------------------------
                                                  Teleport
Fiberoptic              950- 2,050 MHz          TV broadcast         November          March
Transmission Link       12 transponders         CATV headend           1990             1998
-----------------------------------------------------------------------------------------------
                          3.6-4.2 GHz
Fiberoptic                5.8-6.5 GHz
Transmission Link         7.25-8.4 GHz
                        10.95-12.75 GHz            Satellite
                         14.0-14.5 GHz           Earth station       November          April
                        12 transponders          TV broadcast          1993            1998
-----------------------------------------------------------------------------------------------
Fiberoptic                950-2050 MHz           Multi-Dwelling        July
Transmission Link          45-860  MHz             Units (MDVs)        1998
-----------------------------------------------------------------------------------------------

  Telecommunications


  While the Company has previously focused its product development efforts in the area of linear fiberoptics and RF electronics, it has more recently begun to apply its technical talents to developing digital optoelectronic devices and subsystems. The 980nm pump laser module is the Company's first such product. This module is used in erbium-doped fiber amplifiers ("EDFAs") to amplify signals which are transmitted at a wavelength of 1550nm over long distances.
For CATV applications, EDFAs are used to amplify linear fiberoptic signals while the same device can be used to amplify digital signals in telephone and data networks.



  The Company has also announced an OC-192 (industry classification for optical devices operating at 10.0 gigabits per second ("Gbps") receiver module which can be used in both TDM and WDM applications. Ortel is applying its experience in high speed linear fiberoptics to develop additional high speed digital products as well.


  The following table lists certain of the Company's current products for telecommunications applications. The table shows the date a particular product line was first introduced (date of first public announcement) as well as the date of introduction of the most recent version of that product.

---------------------------------------------------------------------------------------------
                                     Telecommunications
---------------------------------------------------------------------------------------------
                                                                   First           Latest
                                                                  Version         Version
   Description          Specifications         Where Used       Introduced       Introduced
---------------------------------------------------------------------------------------------
 980nm pump laser         90-150 mW             Optical            July            April
                                               amplifiers          1996             1998
---------------------------------------------------------------------------------------------
                                                Telecom
 OC-192 receiver          10.0 Gbps          networks using      February         February
 module                                       TDM and WDM          1998             1998
                                               equipment
---------------------------------------------------------------------------------------------

  WIRELESS COMMUNICATIONS.

  Ortel offers "off-air" and "fiber-fed" repeaters to end-users and OEMs for many major cellular and PCS standards including CDMA1900, GSM900, DCS1800 and PCS1900. The Company has also developed a line of complementary products designed to be integrated by cellular, PCS and other wireless system manufacturers into equipment cabinets and specialized outdoor RF repeaters. These products include a transmitter/receiver for single-fiber links to fiber-fed repeaters and a high dynamic range transmitter/receiver for fiber-fed repeaters with heavy traffic loading

  A new fiberoptic antenna system was introduced by Ortel during fiscal 1995. This system uses small, smoke-detector size devices which are connected to a central distribution hub that connects to the outside cellular system, but allows calls to be placed throughout a building.

  The following table lists certain of the Company's current standard products for the wireless communications markets. The table shows the date a particular product line was first introduced (date of first public announcement) as well as the date of introduction of the most recent version of that product.

--------------------------------------------------------------------------------------------------------------
                                        Wireless Communications
--------------------------------------------------------------------------------------------------------------
                                                                                     First        Latest
                                        RF                                          Version      Version
    Description                    Frequency(MHz)              Where Used         Introduced    Introduced
--------------------------------------------------------------------------------------------------------------
    DFB Laser                                             Cellular base station
    Transmitter                     800-1000 MHz          for analog, digital         August       April
    Photodiode                                              and dual-mode             1992         1994
     Receiver                                             microcell antenna
--------------------------------------------------------------------------------------------------------------
     DFB Laser                                                 Personal
   Transmitter and                   1.7-2.2 GHz            communications            April 1994   April 1994
  Photodiode Receiver                                          networks
--------------------------------------------------------------------------------------------------------------
      DFB Laser
    Transmitter                      175-1000 MHz           For UHF, VHF and          April 1994   April 1994
       Links                                              cellular applications
--------------------------------------------------------------------------------------------------------------
   Fiberoptic Antenna                800-1000 MHz          In-building cellular,        February    September
       System                        1.7-2.2 GHz           PCS, and Wireless PBX          1995         1995
--------------------------------------------------------------------------------------------------------------
     Medium Power                                          Remote off-air and fiber     September    September
    CDMA Repeaters                   1850-1990MHz          feed from base station         1996         1996
--------------------------------------------------------------------------------------------------------------
    Medium Power GSM                                       Remote off-air and fiber       March        March
       Repeaters                     890-960 MHz           feed from base station         1996         1996
--------------------------------------------------------------------------------------------------------------
       Medium Power
     DCS1800/PCS1900                 1750-1990MHz          Remote off-air and fiber     November      March
        Repeaters                                          feed from base station         1994         1996
--------------------------------------------------------------------------------------------------------------
      High Power GSM                                       Remote off-air fed from      March        March
        Repeaters                     890-960 MHz              base station             1996         1996
--------------------------------------------------------------------------------------------------------------
       Repeaters for                                       Remote off-air feed
        underground                                        from main RF source
         emergency                    75-1000 MHz          for tunnels, subways         1986         1998
       communications                                       and underground
          systems                                             facilities
--------------------------------------------------------------------------------------------------------------


TECHNOLOGY

  Ortel's leadership in delivering fiberoptic and wireless communications systems is based upon its expertise in a number of key technologies. These include:

  ADVANCED OPTOELECTRONIC SEMICONDUCTOR TECHNOLOGY.

  Each of the Company's high performance product lines are built around indium phosphide and gallium arsenide based laser and photodiode devices fabricated at Ortel using state of the art nanoscale epitaxial technologies. The lasers used in most of the Company's products use Distributed Feedback ("DFB") to ensure single frequency operation. Ortel's proprietary designs have been optimized for high output power and linear operation. These designs ensure that the light output from the laser transmitter is accurately proportional to the electrical current input, thereby guaranteeing low levels of signal distortion in RF communications links.

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

  RF ELECTRONICS.

  Predistortion. Predistortion is a technique in which the performance of linear devices can be considerably improved by pre-conditioning signals in such a way as to negate predictable deviations from ideal performance. Management believes that Ortel was the first company to make commercially available broadband RF predistortion circuits for semiconductor lasers. Ortel's patented predistorter designs, which provides critical performance advantages in Ortel's laser-based products for CATV applications, electronically cancel distortion over a wide frequency range. Ortel's vertically integrated manufacturing operations allow for close interplay between the laser device characteristics and the optimal design of the predistortion circuit.

  Repeaters. With the acquisition of Avitec AB of Sweden in March 1996, the Company added important new technical capabilities with respect to using RF electronic techniques to extend the reach of a wireless base station. Unlike the early repeaters used in analog cellular networks, Ortel's products are channel selective, controlling the portion of the signal to be amplified in order to improve signal strength. In addition, operation management software has been developed by Ortel to provide the wireless operator with the means of monitoring the use and performance of the repeater. The acquisition of Avitec also brings the capability of providing turnkey project management with respect to providing wireless signals inside tunnels, subways, and other similar public venues.

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

  The Company's management believes that substantial investment in research and product development is important for the Company to maintain a leadership position in the industry. Accordingly, the Company continued to spend at historical levels in fiscal 1998 despite a reduction in revenues compared to the prior year. The Company intends to increase its spending for research and development in subsequent fiscal years primarily by adding experienced engineers in the area of fiberoptic technology, RF circuits, mechanical design and digital interface design. In fiscal years 1998, 1997, and 1996 research and development expenses were approximately $13.6 million, $13.3 million, and $8.9 million, respectively.

  From time to time, the Company enters into select contract research and development programs. The Company's strategy is to choose those research and development programs that supplement established research and development efforts within the Company. The Company typically retains rights to the technology developed under such contracts. Revenues from such contracts, which were $730,000, $1,489,000, and $1,753,000 in fiscal years 1998, 1997, and 1996, respectively, are netted against research and development expenses.

MARKETING AND SALES

  Ortel markets and sells its products worldwide to OEM manufacturers and system integrators that serve the broadband and satellite communications sectors and to both OEMs and end users with respect to the Company's repeater products. In the United States, the Company maintains its own sales force. Additionally in the U.S., Ortel uses several distributors which have been signed to distribute the Company's satellite communications products.

  Internationally, the Company uses distributors in Europe, Latin America, South Africa, Asia and the Pacific Rim. The Company's distributor agreements generally have an initial one-year term and renewable 90 day terms thereafter. International distributors are responsible for selling and promoting certain of Ortel's products exclusively within their respective territories. Ortel also supplies sales and applications support, product literature and training to its distributors. The Company also sells its products through four subsidiaries, Avitec AB in Sweden, Ortel SARL in France, Ortel Vertriebs GmbH in Germany, and Ortel Asia Private, Ltd. Sales to customers outside of the United States represented 49%, 34%, and 32% of the Company's total revenues in fiscal years 1998, 1997, and 1996, respectively.

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

CUSTOMERS

  Ortel's largest customer for the past several years has been General Instrument Corporation ("GI") . In fiscal 1998, Ortel shipped $11.9 million of broadband products to GI. Approximately 15%, 30%, and 34% of the Company's total revenues in fiscal years 1998, 1997, and 1996, respectively, were derived from sales to GI of products for use by CATV operators. Until March 1994, Ortel sold CATV transmission products for use in the United States and Canada exclusively to GI. This relationship was based in part on a development agreement pursuant to which GI provided certain financial and systems support for the development of Ortel's original DFB laser product for cable television systems. While the Company has enjoyed a long-term relationship with this customer, there can be no assurance that GI will not secure a second source or continue buying products from the Company.

  Since March 1994, Ortel has shipped broadband DFB laser-based CATV products to other OEMs in the United States. Sales of broadband products to domestic customers other than GI represented 20%, 25%, and 17% of total revenues in fiscal years 1998, 1997, and 1996, respectively. The increase in sales to other customers in fiscal years 1998 and 1997 reflect the addition of Antec Corporation as a customer beginning in May 1996. Sales to this customer represented 11% and 16% of total revenues in fiscal 1998 and 1997, respectively.

  Approximately 38%, 56%, and 54% of the Company's revenues in fiscal years 1998, 1997, and 1996, respectively, were derived from sales of products to the Company's top five largest customers.

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

  Outside contractors are used to supply standard components and to assemble printed circuit boards. The Company sources certain components from single vendors or from international vendors. Currently, the Company purchases several components from sole suppliers for which alternative sources are either not available or for which several months would be needed to qualify a second source. The Company's policy is to maintain a safety stock to help minimize any disruption if the Company needs or determines to shift to an alternative vendor; however the loss of any sole supplier could have a materially adverse effect on the Company.

  The Company assembles most of its products. Relevant assembly processes include die attach, wirebond, substrate attachment and fiber coupling. Ortel also conducts tests throughout its manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. Ortel performs final product tests on 100% of its manufactured products prior to shipment to customers. Based on customer requirements, the Company also conducts environmental testing before shipping certain of its products.

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

  The Company currently holds sixteen United States patents and has a number of patent applications on file at the United States Patent and Trademark Office. The Company also has sixteen foreign patents and a number of foreign patent applications pending in Europe and other countries. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company generally enters into confidentiality or license agreements with its employees and consultants, and vendors and customers as needed, and generally limits access to and distribution of its proprietary information. Nevertheless, there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition or results of operations. For a description of litigation relating to the Company's patents, see "Legal Proceedings."

   The Company holds a number of registered trademarks with the U.S. Patent and Trademark Office: ORTEL(R), ORTEL CORPORATION(R) (when appearing with the Company's logo) and the phrase MAKING LIGHT WORK FOR YOU(R) as well as the word
MIRRORCELL(R) used for the Company's repeater product line.   The company also
holds registered trademarks on two phrases which describe applications of its
products:   RADIO ON FIBER(R), refers to the transmission of radio signals using linear fiberoptic technology and MICROWAVES ON FIBER(R) which describes a product's capability to transmit signals over optical fiber whose frequencies lie in the microwave range. In addition, the Company has a pending application for FIBEROPTIC ANTENNA(TM), which is used in association with its fiberoptic
systems for providing in-building cellular and PCS coverage.   The Company also
has a registered foreign trademark for ORTEL(R) when it appears with the logo in Germany, France, Italy, United Kingdom, Japan and South Korea; and has applied for registration in a number of other countries.

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

EMPLOYEES

  As of April 30, 1998, the Company employed 507 worldwide including 459 persons in the U.S. On a worldwide basis, 320 were in manufacturing, 87 in research and development, 66 in sales and marketing, and 34 in a general and administrative capacity. The Company also employs a number of temporary employees and consultants on a contract basis at any one time. As of April 30, 1998, there were 7 consultants and 18 temporary employees most of whom were in manufacturing. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

  DEPENDENCE ON LARGE CUSTOMERS.

   Approximately 15%, 30%, and 34% of the Company's total revenues in fiscal years 1998, 1997, and 1996, respectively, were derived from sales to General Instrument Corporation ("GI"). Approximately 11% and 16% of total revenues were derived from sales to Antec Corporation in fiscal 1998 and 1997, respectively. Neither company is under any contractual obligation to purchase any specified amount of the Company's products or to provide the Company with binding forecasts of product purchases for any period. As a result, there can be no assurance that either company will continue to purchase the Company's products. While the decrease in sales of the Company's products in fiscal 1998 was primarily related to general industry factors as opposed to the use of alternative suppliers, there can be no assurance that sales to either GI or Antec Corporation will reach or exceed historical levels in any future period. A substantial decrease in sales to either of these customers would have a material adverse effect on the Company's results of operations and financial condition.

  Sales to the top five largest customers represented 38%, 56%, and 54% of the Company's total revenues in fiscal year 1998, 1997, and 1996, respectively. A substantial portion of revenues from each of these customers during this period was attributable to a single product or product line. The Company expects that it will continue to be dependent upon these customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any period. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's results of operations and financial condition.

  DEPENDENCE ON CATV INDUSTRY CAPITAL SPENDING.

   Approximately 61%, 77%, and 72% of the Company's total revenues in fiscal years 1998, 1997, and 1996, respectively, came from worldwide sales of its broadband products for use primarily by CATV operators. Demand for the Company's broadband products depends to a large extent upon capital spending by CATV operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by CATV operators and therefore, the Company's sales and profitability, are dependent on a variety of factors, including access by CATV operators to financing, demand for their cable services, availability of alternative video delivery technologies such as direct broadcast satellite
(DBS), government regulation of cable operators and general economic conditions. There can be no assurance that CATV operators will continue capital spending for constructing, rebuilding, maintaining or upgrading their systems. Any substantial decrease or delay in capital spending by CATV operators would have a material adverse effect on the Company's results of operations and financial condition.

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

  DECREASE IN GROSS MARGINS.

   In order to respond to competitive pricing, Ortel has lowered and may further lower the prices of its products. Unless the Company is able to reduce costs commensurate with such price reductions, the result will be lower gross margins. There can be no assurance that the lowering of prices will increase or maintain the sales of the Company's products, or that the effect of such price reductions will not be to lower the Company's profitability in the future. The effect of such pricing actions played an important role in the decrease in gross margins from 48% in fiscal 1997 to 41% in fiscal 1998. Other factors which can impact gross margins include new market entrants and foreign exchange rates (see "Highly Competitive Marketplace" and "International Operations").

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

  Currently, the Company's direct competitors include both domestic and foreign companies such as Mitsubishi, Fujitsu, NEC, Lucent Technologies. As the market for linear fiberoptic products grows, new competitors are likely to emerge.

  There are also several alternative network technologies which could directly or indirectly affect demand for the Company's products. For example, certain telephone companies are experimenting with a network known as "digital fiber to the curb" offered by Broadband Technologies and Nextlevel, a former division of General Instrument Corporation. This network uses PCM digital fiberoptic technology rather than linear fiberoptics. If telephone companies were to widely deploy such a network and were successful in gaining market share at the expense of the CATV industry, then this could lead to lower levels of profitability which could affect the ability of the CATV industry to finance the upgrade of its broadband infrastructure reducing the demand for the Company's products. Similarly, in broadband RF communications, CATV operators compete with the satellite delivery of television signals to the home such as through the DirecTV(TM) system launched by Hughes Communications. These systems do not require a broadband RF coaxial network on the ground. To the extent that these systems reduce the number of CATV subscribers, the net impact could be a reduction in demand for the Company's products. CATV operators themselves could elect to deploy wireless television, called MMDS or LMDS, which can also be deployed without coaxial or fiberoptic distribution networks and has been tested in several large cities. Many industry observers claim that MMDS and LMDS systems can be made interactive with suitable high frequency transmission devices installed in the home. Widespread adoption of any of these technologies would also reduce the demand for the Company's products.

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

   SATELLITE COMMUNICATIONS. Currently, the Company offers earth station operators a variety of products for satellite communications applications at various frequencies. While there are many advantages to using fiberoptics in these interfacility links, only about 5% of earth stations currently use such products with most having deployed other solutions based on coaxial cable or waveguide before fiberoptic solutions were possible. However, there is no guaranty that these operators will use fiberoptic solutions in the future or that significant competition will not develop which could adversely impact the amount of revenues realized from sales of these products. Other companies offering a fiberoptic solution to these operators include Foxcom.

   TELECOMMUNICATIONS. Currently, the Company offers a variety of products for telecommunications applications including pump laser and receiver module products. While the Company's product offerings for telecommunications applications is currently limited, the Company plans to invest significant resources to gain a meaningful presence in this marketplace. In doing so, the Company's products will compete with much larger, entrenched suppliers including Lucent, SDL, Lasertron (a division of Oak Industries), and Uniphase.

   WIRELESS. Currently, the Company offers solutions to extend the area of coverage of cellular and PCS base stations utilizing repeater products which connect to the base station via linear fiberoptic signals or through the air. Direct competitors for its repeater products for cellular and PCS networks includes companies such as Allen Telecom and Allgon. New entrants are expected to develop products for this relatively new marketplace. In addition, development of smaller more economical base stations by base station manufacturers such as Lucent Technologies, Ericsson, Motorola, Nokia, Nortel and Qualcomm represents an alternative approach to extending the coverage offered by these networks. Although generally more expensive to install and operate than the use of repeaters, smaller base stations add capacity to the network whereas the use of wireless repeaters does not.

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

RISKS OF INTERNATIONAL OPERATIONS.

   Sales to customers outside of the United States represented 49%, 34%, and 32% of the Company's total revenues in fiscal years 1998, 1997, and 1996, respectively. Such sales are subject to certain risks such as changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in foreign currency exchange rates, difficulties in staffing and managing foreign operations, and political and economic instability. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that international markets will continue to develop or that the Company will receive additional contracts to supply its products for use in systems and equipment in international markets. The Company's results of operations or financial condition could be materially adversely effected if international markets do not continue to develop, the Company does not continue to receive additional contracts to supply its products for use in systems and equipment in international markets or the Company's international sales are affected by the other risks of international operations.

   The Company's sale to Asia increased to $17.3 million in fiscal 1998 compared to $7.4 million in fiscal 1997. Although this increase was significant, it cannot be assumed that such an increase will reoccur or even be sustained in future periods. Economic conditions in Asia make it a particular volatile area of the world with an unpredictable impact on the Company.

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

  EARTHQUAKE.

  The Company's headquarters and all of its manufacturing and research and development operations (other than its Avitec operations which is located in, Sweden) are located near major earthquake fault lines. While the Company has taken measures to mitigate the potential impact of a major earthquake, the Company's results of operations and financial condition could be materially adversely affected in the event of such an earthquake near Alhambra, California.

  CREDIT RISK.

  Cash and cash equivalents and short investments are maintained with several high quality credit quality financial institutions. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity.

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

  YEAR 2000

  The Company is assessing the impact the year 2000 issue will have on its products and internal information systems and has begun corrective efforts in these areas. The Company does not anticipate that addressing the year 2000 problem for its internal information systems and current and future products will have a material impact on its operations or financial results. The Company has certain key relationships with customer and suppliers. If these customers and suppliers fail to adequately address the year 2000 issue, this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect the year 2000 issue will have on its customers and suppliers and, at this time, cannot determine the impact it will have.

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

  CONTROL OF THE COMPANY BY OFFICERS AND DIRECTORS.

  The Company's officers, directors and their affiliates beneficially own approximately 38% of the outstanding shares of the Company's Common Stock. As a result, such persons, acting together, would have the ability to exercise significant influence over all matters requiring stockholder approval. The concentration of ownership could have the effect of delaying or preventing a change in control of the Company and could have a material adverse effect on the market value of the Company's Common Stock.

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


ITEM 2.  PROPERTIES

  The Company leases its principal manufacturing, engineering, sales and administrative facilities consisting of approximately 111,000 square feet in Alhambra, California. Total monthly cost of these leased facilities is approximately $60,000. Significant leases are as follows:


     Building           Square  Footage     Current Lease Period     Option Period 1     Option Period 2
      No(s).               (Approx.)
----------------------------------------------------------------------------------------------------------

        1 - 4              50,000            10/96 - 9/2000           10/2000 - 9/2005    None
----------------------------------------------------------------------------------------------------------
          5                18,000            10/97 - 9/2000           10/2000 - 9/2005    None
----------------------------------------------------------------------------------------------------------
       6 East               9,300             7/98 - 6/2000            7/2000 - 6/2003    None
----------------------------------------------------------------------------------------------------------
          7                 8,000             2/96 - 9/1998           10/1998 - 9/2000    10/2000 - 9/2005
----------------------------------------------------------------------------------------------------------
          9                 7,500             5/97 - 4/2000            5/2000 - 4/2003     5/2003 - 4/2006
----------------------------------------------------------------------------------------------------------
         10                 7,500             9/97 - 8/2000            9/2000 - 8/2003     9/2003 - 8/2006
----------------------------------------------------------------------------------------------------------
      Trailers             10,700           Owned or rented month-to-month
----------------------------------------------------------------------------------------------------------
        Total             111,000
---------------------------------------


  In July 1998 the Company entered into a two-year lease of a building it previously leased in two increments each covered by a separate lease. The building is approximately 9,300 square feet and monthly rents are about $5,500. This lease includes an option for an additional three years.

  In December 1997, the Company entered into a ten-year lease for approximately
3.4 acres of automobile parking. The location is adjacent to both the current leased facilities and the purchased property.

  The Company also leases additional space on a month-to-month basis for office and storage space at its main facilities and leases small sales offices in Atlanta, Georgia, and Philadelphia, Pennsylvania. Sales offices in France, Germany, Beijing, and Singapore are also leased. With the acquisition of Avitec AB in Sweden, the Company assumed the lease for approximately 10,000 square feet with an approximate monthly cost of $24,000. This lease expires on June 30, 1999 and there is no renewal option. See Note 7 of Notes to Consolidated Financial Statements.

  The Company has also purchased approximately 76,500 square feet of land (56,500 square feet in November 1994 and 20,000 square feet in May 1996) near its existing facilities at a cost of $1.8 million. The Company expects to construct a building on this site as market conditions dictate.

ITEM 3.  LEGAL PROCEEDINGS

  During fiscal 1996, the Company settled certain litigation with a third party related to an intellectual property dispute and has now received the total settlement aggregating $3 million. Included in other income in the accompanying consolidated financial statements is $1 million in each year fiscal 1998, 1997 and 1996 less related litigation expenses.

  In January 1990 and again in July 1996, the Company received notices from Rockwell International Corporation ("Rockwell") alleging that a process used by Ortel for growing epitaxial layers infringes certain broad patent rights that Rockwell holds. In August 1993, Rockwell sued the U.S. government alleging infringement of these patent rights with respect to the contracts the U.S. government has had with at least fifteen companies, including Ortel. During fiscal 1997, this patent was held invalid in a court action brought by Rockwell. Since then a subsequent ruling of the Court of Appeals for the federal circuit has sent the case back to trial court.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As filed in the 10Q for the quarter ended October 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The common stock is listed on the Nasdaq Stock Market under the symbol "ORTL." The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the Nasdaq Stock Market System:


                                                                    FISCAL 1998               FISCAL 1997
                                                             -----------------------   -------------------------
                                                                HIGH         LOW          HIGH           LOW
                                                             ----------   ----------   -----------   -----------
1st Quarter ended July 31.................................       $22.00       $12.00        $27.00        $14.75
2nd Quarter ended October 31..............................        25.00        18.88         26.25         17.50
3rd Quarter ended January 31..............................        23.88        12.88         25.63         15.25
4th Quarter ended April 30................................        15.38        10.69         24.63         10.88

  The closing price of the Company's common stock on June 30, 1998 was $15.50. The approximate number of stockholders of record on June 30, 1998 was 167.

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

ITEM 6.  SELECTED FINANCIAL DATA

  Set forth below is selected consolidated financial data of the Company for the five years ended April 30, 1998. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.


                                                                                YEAR ENDED APRIL 30,
                                                      -------------------------------------------------------------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   ---------------------------------------------------------------------------
                                                          1998           1997           1996           1995           1994
                                                      ------------   ------------   ------------   ------------   -------------
Consolidated Statement of Operations Data:
Revenues........................................        $   76,870     $   82,554     $   57,666       $50,090       $  28,119
Cost of revenues................................            45,011         42,846         29,477        25,311          13,765
                                                        ----------     ----------     ----------       -------       ---------
  Gross profit..................................            31,859         39,708         28,189        24,779          14,354
                                                        ----------     ----------     ----------       -------       ---------
Operating expenses:
  Research and development(1)...................            13,567         13,333          8,878         6,328           4,411
  Sales and marketing...........................            10,537         10,605          7,969         6,306           4,323
  General and administrative....................             6,157          5,968          3,454         2,869           1,693
  Acquired research and development in-process                   -              -          4,800             -               -
                                                        ----------     ----------     ----------       -------       ---------
    Total operating expenses....................            30,261         29,906         25,101        15,503          10,427
                                                        ----------     ----------     ----------       -------       ---------
  Operating income..............................             1,598          9,802          3,088         9,276           3,927
Interest income, net............................             1,278          1,458          1,842         1,126             300
Other income (expense), net.....................               584            743            765           (48)           (117)
                                                        ----------     ----------     ----------       -------       ---------
  Income before income taxes....................             3,460         12,003          5,695        10,354           4,110
Provision for income taxes......................               723          3,688          3,302         4,051           1,531
                                                        ----------     ----------     ----------       -------       ---------
  Net income....................................        $    2,737     $    8,315     $    2,393       $ 6,303       $   2,579
                                                        ==========     ==========     ==========       =======       =========

Net income per share:
      Basic.....................................        $      .24     $      .73     $      .21       $   .62       $     .33
                                                        ==========     ==========     ==========       =======       =========
      Diluted...................................        $      .22     $      .66     $      .19       $   .55       $     .31
                                                        ==========     ==========     ==========       =======       =========
Shares used in share computation
      Basic.....................................            11,634         11,463         11,312        10,157           7,766
      Diluted...................................            12,637         12,609         12,361        11,506           8,211

                                                                             YEAR ENDED APRIL 30,
                                                   ----------------------------------------------------------------------
                                                         1998          1997          1996          1995          1994
                                                      -----------   -----------   -----------   -----------   -----------
Consolidated Balance Sheet Data:
   Cash and short term investments..............          $28,668       $34,562       $38,872       $43,881       $10,231
   Total assets.................................           90,341        90,996        77,457        74,323        31,041
   Long-term debt...............................                0             0             6             0             0
   Stockholders' equity.........................           78,784        74,883        66,274        64,144        24,215
Working capital.................................           49,622        52,937        51,127        54,980        18,329

--------------------
(1) Revenues from research and development contracts are netted against research and development expenses.

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

RESULTS OF OPERATIONS

  The following table sets forth certain operations data as a percentage of revenues for the periods indicated and presents results for fiscal 1998 with comparisons to fiscal 1997 and 1996 as reported and as adjusted to exclude a charge of $4.8 million for research and development in-process related to the acquisition of Avitec AB in Sweden:



                                                                                  YEAR ENDED APRIL 30,
                                                    __________________________________________________________________________
                                                                                                1996           1996
                                                                                                 As             As
                                                         1998                1997             Reported       Adjusted (1)
                                                      ----------          ----------          --------       ---------------
Revenues..........................................      100.0%               100.0%            100.0%             100.0%
Cost of revenues..................................       58.6                 51.9              51.2               51.2
                                                        -----                -----             -----              -----
Gross profit......................................       41.4                 48.1              48.8               48.8
Operating expenses:
    Research and development......................       17.6                 16.1              15.4               15.4
    Sales and marketing...........................       13.7                 12.9              13.8               13.8
    General and administrative....................        8.0                  7.2               6.0                6.0
    Acquired research and development in-process            -                    -               8.3                  -
                                                        -----                -----             -----              -----
         Total operating expenses.................       39.3                 36.2              43.5               35.2
                                                        -----                -----             -----              -----
   Operating income...............................        2.1                 11.9               5.3               13.6
Interest income, net..............................        1.7                  1.8               3.2                3.2
Other income......................................         .7                   .9               1.3                1.3
                                                        -----                -----             -----              -----
   Income before taxes............................        4.5                 14.6               9.8               18.1
Income taxes......................................         .9                  4.5               5.7                5.7
                                                        -----                -----             -----              -----
   Net income.....................................        3.6%                10.1%              4.1%              12.4%
                                                        =====                =====             =====              =====

(1) Excluding the $4.8 million non-recurring charge for acquired research and development in-process.

                  YEARS ENDED APRIL 30, 1998, 1997, AND 1996


   (DOLLARS IN THOUSANDS)       1998        CHANGE       1997   CHANGE       1996
-----------------------------------------------------------------------------------
REVENUE                       $76,870        (7%)      $82,554   43%       $57,666


     The following table summarizes the Company's revenue mix according to various criteria for fiscal years 1998, 1997, and 1996 including all customers who represent 10% or more of total revenues:


                                            YEAR ENDED APRIL 30
                                       ----------------------------------------
                                          1998           1997           1996
                                       ----------     ----------     ----------
GI.................................      15.4%          30.1%          34.4%
Antec..............................      10.5           15.7             --
All other broadband customers......      35.1           30.8           37.3
                                        -----          -----          -----
  Total broadband..................      61.0           76.6           71.7
Wireless and other.................      39.0           23.4           28.3
                                        -----          -----          -----
  Total revenues...................     100.0%         100.0%         100.0%
                                        =====          =====          =====

Geographic coverage:
Domestic...........................       50.6%         66.2%          68.1%
International......................       49.4          33.8           31.9
                                         -----         -----          -----
  Total revenues...................      100.0%        100.0%         100.0%
                                         =====         =====          =====


The following table summarizes the increase or decrease in revenue mix compared to the previous fiscal year:



                                         INCREASE (DECREASE) IN REVENUE
                                            FOR YEARS ENDED APRIL 30
                                       ----------------------------------------
                                          1998           1997           1996
                                       ----------     ----------     ----------
GI...................................    (52.3)%         25.5%         (17.0)%
Antec................................    (37.7)           N/A             --
All other broadband customers........      6.1           25.2           41.4
  Total broadband....................    (25.8)          52.9            5.7
Satcom, Telecom and Wireless.........     55.0           18.5           48.5
  Total revenues.....................     (7.0)          43.2%          15.1%

Geographic coverage:
Domestic.............................    (26.7)%         39.1%           4.4%
International........................     28.8           51.8           47.3
  Total revenues.....................     (6.9)%         43.2%          15.1%

  During the three fiscal years ended April 30, 1998, the Company's results were, in large part, dependent upon the level of capital spending on fiberoptic technologies within the CATV industry. Approximately 61%, 77%, and 72% of the Company's revenues during fiscal years 1998, 1997, and 1996, respectively, were derived from sales of products designed for use in broadband RF communications worldwide, mainly for CATV. During this same three-year period, sales to GI accounted for approximately 15%, 30%, and 34% of total revenues, respectively. While the Company has enjoyed a long-term relationship with this customer, there can be no assurance that GI will not secure a second source or continue buying products from the Company.

  The 7% reduction in revenue in fiscal 1998 is the result of a 26% reduction in broadband revenues vs. the prior year partially offset by a 55% increase in revenue for satcom, telecom and wireless applications. The reduction in broadband revenues reflects a continued slowdown in the domestic broadband industry due in part to a reduction in spending by Tele-Communications, Inc.
(TCI) for network upgrades and, a reduction in the average price of forward path transmitters sold during the year in response to competitive pressures emanating from an unfavorable movement in foreign exchange rates. The increase in non-broadband revenue was driven primarily by an increase in revenue for satellite and wireless applications.

  Total broadband revenues in fiscal 1997 reflected an increase of 25.5% in revenues from GI (following a 17.0% decrease in the previous year) and the addition of Antec as a new domestic customer. Sales to Antec represented 52% of the total increase in revenues in fiscal 1997 and 59% of the increase in broadband revenues.

  The 18.5% increase in revenues for satellite, telecom and wireless applications compared to an increase of 48.5% in the prior year, reflects the loss of a domestic customer with whom the Company now competes in the sale of repeater products for PCS applications as well as a lower rate of growth for satellite communications applications.


  In terms of sales on a geographic basis, domestic revenues decreased by 27% in fiscal 1998 reflecting a significant decrease in sales to GI and Antec. This follows a 39% increase in domestic revenues in fiscal 1997 resulting from higher sales to GI and the addition of Antec as a new customer.

  Sales to customers outside the U.S. represented 49%, 34%, and 32% of the Company's total revenues in fiscal years 1998, 1997, and 1996, respectively. International revenues were up 29% in fiscal 1998 following a 51.8% increase in fiscal 1997. Fiscal 1997 benefited from including a full year's results of Avitec acquired in March 1996 plus strong demand from the Company's Asian customers. The increase in fiscal 1996 international sales reflected higher sales to French and Australian customers.


  (dollars in thousands)          1998            CHANGE           1997           CHANGE            1996
-------------------------------------------------------------------------------------------------------------
GROSS PROFIT                       $31,859             (20%)        $39,708              41%          $28,189
% OF REVENUE                          41.4%                            48.1%                             48.8%

  Gross profit margins were 41.4%, 48.1%, and 48.8% in fiscal years 1998, 1997, and 1996, respectively. The decrease in gross margins to 41.4% in fiscal 1998 as compared to 48.8% in fiscal 1997 reflected 1) a reduction in total revenues while certain other costs remain relatively fixed, 2) a reduction in the average price of forward path transmitters in response to competitive pressures emanating from an unfavorable movement in foreign exchange rates and 3) the startup costs related to the introduction of certain new products. The decrease in gross profit margin from 48.8% in fiscal 1996 to 48.1% in fiscal 1997 was primarily due to a higher mix of product sold for wireless applications as these products generally have lower gross margins commensurate with lower production volumes as compared to the Company's broadband products. The Company anticipates that gross margins in the near term may trend lower as a result of lower prices on its broadband products while the mix of wireless product increases ahead of the economies of scale that come with higher shipment volumes and on-going cost reduction efforts associated with the introduction of a number of new products for broadband and wireless applications.

     (dollars in thousands)            1998           CHANGE           1997          CHANGE           1996
--------------------------------------------------------------------------------------------------------------
RESEARCH & DEVELOPMENT                  $13,567          2%            $13,333         50%              $8,878
% OF REVENUE                               17.6%                          16.1%                           15.4%

  Research and development expenses were relatively unchanged in fiscal 1998 vs. fiscal 1997 and, as a result, increased as a percent of revenue to 17.6% from 16.1% in the previous year. Research and development expenses increased over 50% to $13.3 million in fiscal year 1997 compared to those in fiscal year 1996. Increases in compensation and other personnel-related costs plus direct project material costs accounted for almost $2.6 million of the $4.5 million increase. Most of the remaining increase reflects the full year impact of Avitec and lower contract revenues. Research and development costs are expensed as incurred and are net of contract revenues. Revenues from such contracts totaled approximately $.7 million, $1.5 million, and $1.8 million in fiscal years 1998, 1997, and 1996, respectively.

  The Company has, in the past, maintained a strong research and development program and expects to continue to invest significant resources for research and product development.


  (dollars in thousands)          1998            CHANGE           1997          CHANGE              1996
---------------------------------------------------------------------------------------------------------------
SALES & MARKETING                  $10,537         (1%)            $10,605         33%              $7,969
% OF REVENUE                          13.7%                           12.9%                           13.8%

   Sales and marketing expenses of $10.5 million in fiscal 1998 were relatively unchanged vs. fiscal 1997 and, as a result, increased as a percent of revenue to 13.7% from 12.9% in the previous year. Sales and marketing expenses of $10.6 million in fiscal 1997 increased by 33% over the previous year, primarily due to additional compensation costs totaling $1.7 million. All other sales and marketing costs increased by $.9 million and $1.3 million in fiscal 1997 and 1996, respectively, and were primarily related to an increase in spending for advertising, travel and trade shows.

      (dollars in thousands)            1998          CHANGE          1997          CHANGE          1996
------------------------------------------------------------------------------------------------------------
GENERAL & ADMINISTRATIVE                 $6,157         3%             $5,968         73%          3,454
% OF REVENUE                                8.0%                          7.2%                       6.0%

  General and administrative expenses of $6.2 million in fiscal 1998 were relatively unchanged vs. fiscal 1997 and, as a result, increased as a percent of revenue to 8% from 7.2% in the previous year. The increase in general and administrative expenses from fiscal year 1996 to 1997 is principally a full year's impact of Avitec AB general and administrative costs as well as a full year of amortization of intangible assets related to the fiscal 1996 acquisition of this subsidiary. Also included is a minor cost for a partial year's amortization of intangible assets and non-qualified stock options related to the October 1996 investment in the unconsolidated subsidiary Photon Technology Co., Ltd. These two items accounted for $1.4 million of the $2.5 million increase. Of the remaining increase in general and administrative expenses during this period, $.9 million represents additional compensation, costs of consultants and recruiting costs of new employees.

     (dollars in thousands)             1998           CHANGE          1997           CHANGE            1996
----------------------------------------------------------------------------------------------------------------
ACQUIRED R&D IN-PROCESS                $---                  ---       $--             (100%)          $4,800
% OF REVENUE                             --%                            --%                               8.3%

  A non-recurring charge of $4.8 million was recognized in fiscal 1996 related to research and development in- process associated with the acquisition of Avitec AB in Sweden. This charge represents the value of future products which are expected to emerge from ongoing research and development programs as compared to existing products.

      (dollars in thousands)             1998           CHANGE          1997           CHANGE           1996
---------------------------------------------------------------------------------------------------------------
INTEREST/OTHER INCOME (NET)               $1,862          (15%)         $2,201          (16%)        $2,607
% OF REVENUE                                 2.4%                          2.7%                         4.5%

  Interest and other income, net of interest expense of $1.9 million in fiscal 1998 was down from $2.2 million in fiscal 1997 and $2.6 million in fiscal 1996 primarily due to lower average cash balances. Each fiscal year shown above includes approximately $900,000 (net of litigation expenses) related to the settlement of an intellectual property dispute. No further payments are expected related to this dispute.

  (dollars in thousands)          1998           CHANGE           1997          CHANGE              1996
---------------------------------------------------------------------------------------------------------------
INCOME TAXES                      $ 723            (80%)         3,688             12%              $3,302
% OF REVENUE                        0.9%                           4.5%                                5.7%
Effective Tax Rate                 20.9%                          30.7%                               58.0%

  The consolidated effective income tax rate was 20.9% in fiscal 1998, 30.7% in fiscal 1997 and 58.0% in fiscal 1996. The net decrease of 9.8% from fiscal year 1997 to 1998 related to utilization of tax credits. The higher unadjusted effective tax rate in fiscal 1996 reflected the non-tax-deductible nature of the charge for research and development in-process. Excluding this charge and associated foreign tax benefits, the effective tax rate was 31.5% in fiscal 1996.

The U.S. Internal Revenue Service (IRS) has completed its audit of the Company's income tax returns for fiscal years ended April 30, 1994 and 1995, without any significant adjustments. The IRS is currently auditing the Company's income tax return for the fiscal year ended April 30, 1996. The current audit is in process and the outcome and adjustments, if any, cannot be determined at this time. However, in the opinion of management, the resolution of this matter will not have a material effect on its financial condition or results of operations.

  YEAR 2000

  The Company is assessing the impact the year 2000 issue will have on its products and internal information systems and has begun corrective efforts in these areas. The Company does not anticipate that addressing the year 2000 problem for its internal information systems and current and future products will have a material impact on its operations or financial results. The Company has certain key relationships with suppliers. If these suppliers fail to adequately address the year 2000 issue for the products they provide the Company, this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect the year 2000 issue will have on its suppliers and, at this time, cannot determine the impact it will have.


LIQUIDITY AND CAPITAL RESOURCES

  In fiscal year 1998, the Company generated cash from operating activities of
$6.2 million while investing   $7.3 million in capital equipment and another
$5.8 million in joint ventures of which Tellium represented $5.2 million. Net of $1.2 million in proceeds from the exercise of stock options and $300,000 in short term investments, cash and cash equivalents decreased by $6.2 million in fiscal 1998.

  As of April 30, 1998, the Company's principal sources of liquidity included cash and short term investments of $28.7 million. The Company also had a credit facility for $5.0 million consisting of an unsecured revolving line of credit which expires on September 30, 1998. The revolving line of credit is renewable at the Company's option. The interest rate under the revolving line of credit is 7.06% as of April 30, 1998. The Company had a $2.0 million unsecured credit facility with another banking institution which expired on September 1, 1997. There were no amounts outstanding under the above mentioned agreements as of April 30, 1998. See Note 3 of Notes to Consolidated Financial Statements.

  The Company believes that cash, short term investments and anticipated funds from operations combined with debt financing will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company is required to adopt SFAS No. 130 during the quarterly period ended July 31, 1998. This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as the other financial statements. The Company is currently evaluating the impact of this standard.

  In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt the disclosures of SFAS No. 131 beginning with its April 30, 1999 annual financial statements. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact of this standard.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this item is filed as a separate part of this Report (see page
32).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1--Election of Directors" and under the caption "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

  There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Certain Holders Thereof" of the registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 28, 1998.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements

     1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by Independent Auditors' Report are filed as part of this Report (see page 32).

     2.  Financial Statement Schedule

     The financial statement schedule contained in the accompanying Index to Consolidated Financial Statements covered by Independent Auditors' Report are filed as part of this Report (see page 32).

     3.  Exhibits

     The list of exhibits contained in the Index to Exhibits are filed as part of this Report (see page 53).

  (b)  Reports on Form 8-K

  No reports were filed on Form 8-K during the fiscal year ended April 30, 1998.

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

                                        Ortel Corporation,
                                        a Delaware corporation

                                        By: /s/ Wim H.J. Selders
                                           --------------------
                                        Wim H.J. Selders,
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                               Title                              Date
    ---------                               -----                              ----
/s/Wim H.J. Selders               Director, President and Chief            July 27, 1998
-----------------------------     Executive Officer (Principal
Wim H.J. Selders                  Executive  Officer)


/s/Stephen K. Workman             Vice President, Finance and Chief        July 27, 1998
-----------------------------     Financial Officer (Principal
Stephen K. Workman                Financial and Accounting Officer)


/s/Amnon Yariv                    Chairman of the Board                    July 27, 1998
-----------------------------
Amnon Yariv


/s/Israel Ury                     Director and Chief Technology Officer    July 27, 1998
-----------------------------
Israel Ury


/s/Nadav Bar-Chaim                Director, Senior Vice President,         July 27, 1998
-----------------------------     Operations and Secretary
Nadav Bar-Chaim


/s/Tatsutoku Honda                Director                                 July 27, 1998
-----------------------------
Tatsutoku Honda


/s/Anthony J. Iorillo             Director                                 July 27, 1998
-----------------------------
Anthony J. Iorillo


/s/Raymond H. Kaufman             Director                                 July 27, 1998
-----------------------------
Raymond H. Kaufman


/s/Wayne L. Tyler                 Director                                 July 27, 1998
-----------------------------
Wayne L. Tyler


/s/Ronald L. Young                Director                                 July 27, 1998
-----------------------------
Ronald L. Young


/s/Hal M. Krisberg                Director                                 July 27, 1998
-----------------------------
Hal M. Krisberg

                               ORTEL CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                     COVERED BY INDEPENDENT AUDITORS REPORT


                                                                                         PAGE
                                                                                         -----
CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors Report.....................................................          33

Consolidated Balance Sheets as of April 30, 1998 and 1997.......................          34

Consolidated Statements of Operations for the years ended
  April 30, 1998, 1997, and 1996................................................          35

Consolidated Statements of Stockholders' Equity for the years ended
  April 30, 1998, 1997, and 1996................................................          36

Consolidated Statements of Cash Flows for the years ended
  April 30, 1998, 1997, and 1996................................................          37

Notes to Consolidated Financial Statements......................................          38

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II:  Valuation and Qualifying Accounts.................................          54

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ortel Corporation and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1998, in conformity with generally accepted accounting
principles.   Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                KPMG Peat Marwick LLP

Los Angeles, California
May 22, 1998

                       ORTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            APRIL 30,
                                                                                   ------------------------------
                                                                                     1998                  1997
                                                                                   --------              --------
ASSETS
Current assets:
    Cash and equivalents......................................................     $ 12,656              $ 18,865
    Short term investments....................................................       16,012                15,697
    Trade receivables less allowance for doubtful accounts of
          $307 and $347 at April 30, 1998 and 1997, respectively..............       13,049                13,762
    Billed contract costs and fees and other receivables (net)................        1,415                 1,276
    Inventories...............................................................       11,198                13,960
    Income taxes receivable...................................................          530                   ---
    Deferred tax assets ......................................................        2,775                 2,454
    Prepaid expenses and other current assets.................................        1,281                   987
                                                                                   --------              --------
              Total current assets............................................       58,916                67,001
Property, equipment and improvements, at cost:
    Property..................................................................        1,796                 1,796
    Equipment.................................................................       28,408                24,263
    Office furniture and fixtures.............................................        4,813                 4,417
    Leasehold improvements....................................................        5,208                 4,969
                                                                                   --------              --------
              Total property, equipment and improvements......................       40,225                35,445
    Less accumulated depreciation and amortization............................      (20,183)              (17,388)
                                                                                   --------              --------
              Net property, equipment and improvements........................       20,042                18,057
Intangible assets, net........................................................        2,581                 2,901
Other assets .................................................................        8,802                 3,037
                                                                                   --------              --------
              Total assets....................................................     $ 90,341              $ 90,996
                                                                                   ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..........................................................     $  3,685              $  5,574
    Accrued payroll and related costs.........................................        2,899                 4,290
    Other accrued liabilities.................................................        2,538                 2,801
    Income taxes payable .....................................................          172                 1,399
                                                                                   --------              --------
              Total current liabilities.......................................        9,294                14,064
Deferred income...............................................................          400                   395
Deferred income taxes ........................................................        1,598                 1,409
                                                                                   --------              --------
Total liabilities ............................................................       11,292                15,868
Minority interest in subsidiaries.............................................          265                   245
Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
       none issued and outstanding............................................          ---                   ---
    Common stock, $.001 par value; 25,000,000 shares authorized; issued
      and outstanding: 11,713,371 and 11,499,743 in 1998 and 1997.............           12                    11
    Additional paid in capital................................................       53,101                51,930
    Retained earnings.........................................................       27,449                24,712
    Loans receivable .........................................................       (1,460)               (1,341)
    Unrealized losses on available-for-sale investments.......................           24                    (4)
    Cumulative effect of foreign currency translation.........................         (342)                 (425)
                                                                                   --------              --------
              Net stockholders' equity........................................       78,784                74,883
                                                                                   --------              --------
Commitments and contingencies (note 7)
              Total liabilities and stockholders' equity......................     $ 90,341              $ 90,996
                                                                                   ========              ========


          See accompanying notes to consolidated financial statements.

                      ORTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEAR ENDED APRIL 30,
                                                                       ---------------------------------------------------
                                                                        1998                  1997                  1996
                                                                       -------               -------               -------
Revenues ...........................................................   $76,870               $82,554               $57,666
Cost of revenues....................................................    45,011                42,846                29,477
                                                                       -------               -------               -------
    Gross profit....................................................    31,859                39,708                28,189
Operating expenses:
    Research and development........................................    13,567                13,333                 8,878
    Sales and marketing.............................................    10,537                10,605                 7,969
    General and administrative......................................     6,157                 5,968                 3,454
    Acquired research and development in-process....................         -                     -                 4,800
                                                                       -------               -------               -------
             Total operating expenses...............................    30,261                29,906                25,101
                                                                       -------               -------               -------
    Operating income................................................     1,598                 9,802                 3,088
Other:
    Interest income, net............................................     1,278                 1,458                 1,842
    Other income (expense)..........................................       688                   812                   815
    Minority interest in net earnings of subsidiaries...............      (104)                  (69)                  (50)
                                                                       -------               -------               -------
             Income before income taxes.............................     3,460                12,003                 5,695
Provision for income taxes .........................................       723                 3,688                 3,302
                                                                       -------               -------               -------
             Net income.............................................   $ 2,737               $ 8,315               $ 2,393
                                                                       =======               =======               =======
Net income per share:
   Basic............................................................   $   .24               $   .73               $   .21
                                                                       =======               =======               =======
   Diluted..........................................................   $   .22               $   .66               $   .19
                                                                       =======               =======               =======
Shares used in per share computation:
   Basic............................................................    11,634                11,463                11,312
   Diluted..........................................................    12,637                12,609                12,361

          See accompanying notes to consolidated financial statements.

                      ORTEL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               VALUATION
                                                                                              ADJUSTMENT   CUMMULATIVE
                                                                                                  OF        EFFECT OF
                                                          ADDITIONAL                          AVAILABLE      FOREIGN      NET
                                               COMMON     PAID IN      RETAINED     LOANS      FOR SALE     CURRENCY   STOCKHOLDERS'
                                               STOCK       CAPITAL     EARNINGS   RECEIVALBE  INVESTMENTS  TRANSLATION   EQUITY
                                              ----------  ----------   --------   ----------  -----------  ----------- ----------
  Balance at April 30, 1995                    $11        $51,044    $14,004     $(1,070)       $ 23          $132       $64,144

Exercise of stock options for 289,784
 shares of common stock at $9.50 to
 18.00 per share...........................               $   794                                                        $   794
Tax benefits arising from exercise of non-
 qualified stock options...................                   442                                                            442
Repurchase of 80,000 shares of stock at an
 average price of $11.39 per share.........                  (911)                                                          (911)
Loans from exercise of stock options due
 1999-2003 at 5.07%-7.92% per year,
 net of repayments.........................                                         (436)                                   (436)
Effect of foreign currency translation.....                                                                   (129)         (129)
Unrealized gains on investments............                                                      (23)                        (23)
Net income.................................                            2,393                                               2,393
                                             ---------  ----------   -------    ---------    -----------  ------------  ----------
  Balance at April 30, 1996                    $11        $51,369    $16,397     $(1,506)       $  0          $  3       $66,274

Exercise of stock options for 190,993
 shares of common stock at $1.10 to
 $17.25 per share..........................               $   873                                                        $   873
Tax benefits arising from exercise of non-
 qualified stock options...................                   241                                                            241
Repurchase of 50,000  shares of stock at an
 average price of $12.08 per share.........                  (604)                                                          (604)
Compensation expense related to issuance
 of stock options to Photon employees......                    51                                                             51
Loans from exercise of stock options due
   2000-2001 at 6.36%-6.6% per year, net
   of repayments...........................                                          165                                     165
Effect of foreign currency translation.....                                                                   (428)         (428)
Unrealized  losses on investments..........                                                       (4)                         (4)
Net income.................................                            8,315                                               8,315
                                             ---------  ----------   --------   ----------   -----------  ------------  ----------
  Balance at April 30, 1997                    $11        $51,930    $24,712     $(1,341)       $ (4)         $(425)     $74,883

Exercise of stock options for 238,328
 shares of common stock at $1.33 to
 $17.26 per share..........................                 1,226                                                          1,226
Tax benefits arising from exercise of non-
 qualified stock options...................                   250                                                            250
Repurchase of 25,000  shares of stock at an
 average price of $16.52 per share.........      1           (413)                                                          (412)
Compensation expense related to issuance
 of stock Option to Photon employees.......                   108                                                            108
Loans from exercise of stock options due
   2000-2001 at 5.7%-6.85% per year, net
   of repayments...........................                                         (119)                                   (119)
Effect of foreign currency translation.....                                                                      83           83
Unrealized  losses on investments..........                                                       28                          28
Net income.................................                            2,737                                                2737
                                             ---------  ----------   --------   ----------    ----------  ------------  ----------
  Balance at April 30, 1998                    $12        $53,101    $27,449      $(1,460)      $ 24          $(342)     $78,784
                                               ===        =======    =======      ========      ====          ======     =======

         See accompanying notes to consolidated financial statements.

                      ORTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                      YEAR ENDED APRIL 30
                                                                               ---------------------------------
                                                                                 1998         1997         1996
                                                                               --------     -------     --------
Cash flows from operating activities:
    Net income...............................................................  $  2,737     $ 8,315     $  2,393
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..........................................     5,791       4,428        3,280
      Increase (decrease) in minority interest in subsidiaries...............        20          68          (28)
      Gain/loss on disposal of equipment.....................................        77           -           10
      Net effect of foreign currency translation.............................       170        (228)         (93)
      Compensation expense related to Photon stock options...................       108          51            -
    Change in assets and liabilities (net of effects of acquired company):
         Receivables and billed contract costs and fees......................       574      (5,346)       1,295
         Inventories.........................................................     2,762      (4,224)        (915)
         Income tax receivable...............................................      (530)          -            -
         Deferred tax assets.................................................      (321)       (812)           2
         Prepaid expenses and other assets...................................      (621)       (255)        (486)
         Intangible assets...................................................       311        (779)        (366)
         Accounts payable....................................................    (1,889)      2,104          306
         Accrued payroll and related costs...................................    (1,391)        638         (377)
         Other accrued liabilities...........................................      (264)        914          186
         Deferred income.....................................................         5         (61)        (733)
         Deferred income taxes...............................................       189         377          487
         Income taxes payable................................................    (1,227)        896         (464)
                                                                               --------     -------     --------
              Net cash provided by operating activities......................     6,501       6,086        4,497
                                                                               --------     -------     --------
Cash flows from investing activities:
    Capital expenditures.....................................................    (7,267)     (8,729)      (6,976)
    Investment in subsidiaries and affiliates (net of cash acquired).........    (5,753)     (2,428)      (1,380)
    Short term investments...................................................      (315)      7,598       (3,222)
                                                                               --------     -------     --------
              Net cash used in investing activities..........................   (13,335)     (3,559)     (11,578)
                                                                               --------     -------     --------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net..............................       861         288         (209)
    Proceeds from repayment of stockholder loans.............................       112         387           75
    Alternative minimum tax related-party loans for stock option exercises..       (262)        296         (986)
    Notes payable............................................................       ---          (6)           6
                                                                               --------     -------     --------
              Net cash (used in) provided by financing activities............       711         965       (1,114)
                                                                               --------     -------     --------
Effect of exchange rate changes on cash and cash equivalents.................       (86)       (200)         (36)
                                                                               --------     -------     --------
              Net increase (decrease) in cash and equivalents................    (6,209)      3,292       (8,231)
Cash and equivalents at beginning of year....................................    18,865      15,573       23,804
                                                                               --------     -------     --------
Cash and equivalents at end of year..........................................  $ 12,656     $18,865     $ 15,573
                                                                               ========     =======     ========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest...............................................................  $     11     $     4     $      4
      Income taxes...........................................................     2,611       3,227        3,083

Supplemental disclosure of non-cash financing activities:
      Loans to related parties for stock option exercises...................   $    231     $   222     $    511

         See accompanying notes to consolidated financial statements.

                       ORTEL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF OPERATIONS (UNAUDITED)

  Ortel Corporation ("Ortel" or the "Company") pioneered the development of "linear fiberoptic" technology that enables the transmission of digital, digitally compressed or analog information via radio frequency ("RF") signals on fiberoptic cable. By utilizing this technology, users do not need to convert RF signals into a digital format or transform them to individual channels at low frequencies. The Company's linear fiberoptic technology has contributed to the development of a network architecture called "hybrid fiber/coax," combining the best features of fiberoptics and coaxial cable. Today, linear fiberoptics enables CATV system operators to transform their traditional one-way, video-only systems to interactive, two-way, video, voice and data delivery systems and provides telephone companies with the means to cost-effectively transform their traditional telephone networks to deliver interactive video and data services. Revenues from the sale of products for these broadband applications accounted for approximately 61% of the Company's total revenues in fiscal 1998.

  Other applications for this technology are satellite earth stations, cellular and personal communications systems ("PCS") and certain government communication projects, all of which capitalize on the inherent ability of this technology to enable longer transmission distances, improve signal quality, higher bandwidth, and provide immunity to interfering signals and operating cost savings as compared to most other solutions. The Company's intellectual know-how with respect to developing and manufacturing optoelectronic devices has recently been applied to developing products for digital telecommunications applications. Building on its knowledge of RF electronics, the Company has also positioned itself as a leading supplier of wireless repeaters which enhance the coverage of base stations for cellular, PCS and other wireless services. Revenues from the sale of products for these non-broadband applications accounted for approximately 39% of the Company's total revenues in fiscal year 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and Ortel Vertriebs GmbH, a 75% owned subsidiary, Ortel SARL, a 90% owned subsidiary, Avitec AB, and Ortel Asia Private Limited both wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Investment in Affiliated Companies

  The $5.2 million investment in Tellium, Inc., is accounted for by the cost method. There is, accordingly, no recognition of the losses to date incurred by Tellium in the Company's financial results. As of April 30, 1998 the Company owns approximately 22% of the equity of Tellium with a portion in excess of 2% held in the form of non-voting preferred stock. Therefore, the Company believes the accounting of the investment meets the criteria required under the cost method.

  During fiscal 1998, the Company increased its investment in Photon Technology Co., Ltd. based in Shenzhen, China. The increase of $400,000 adds to the initial investment of $2.4 million made in fiscal 1997. The investment includes the Company's share of net assets valued at $2.1 million. The balance of the investment represented goodwill to be amortized on a straight line basis over ten years. The Company owns approximately 43% of Photon as of April 30, 1998 which compares to 34% ownership at April 30, 1997. The operating results of Photon is included in other income as the investment is not consolidated, but accounted for under the equity method.

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

                       ORTEL CORPORATION AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Product Revenue Recognition

  Revenue on products shipped to customers is recognized upon shipment from the Company's facilities, net of allowance for returns.

Contract Revenue Recognition

  Revenue from research and development contracts are netted against research and development expenses. Revenue from cost reimbursable contracts are recognized based on the ratio of total costs incurred to total estimated costs. Revenue from fixed price contracts are recognized on the percentage of completion method; however, no income is recognized until such time as a reasonable profit estimation can be made. Provisions for estimated losses on uncompleted contracts are made when such losses become determinable. Contract revenue aggregated approximately $730,000, $1,489,000, and $1,753,000 in fiscal years 1998, 1997, and 1996, respectively.

Warranty Reserves

  The Company estimates warranty reserves required by applying historical experience with regard to probabilities of failure and cost to product sales covered by warranty terms. Warranty reserve amounts included in other accrued liabilities were $1.2 million and $.9 million at April 30, 1998 and April 30, 1997, respectively.

Use of Estimates

  The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses in the reporting period. Actual results could differ from these estimates.

Depreciation and Amortization

  Equipment, office furniture and fixtures are depreciated using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the estimated useful life of the asset or the length of the lease, whichever is less.

Credit Risk

  The Company sells its products to customers throughout the world. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented were insignificant and have not exceeded management's estimates to date.

Fair Value of Financial Instruments

  The carrying amounts of short-term investments approximate fair value due to the relatively short maturity of such instruments.

Research and Development

  Company-sponsored research and development costs are expensed as incurred.

                       ORTEL CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

                                                                               YEAR ENDED APRIL 30
                                                                        -----------------------------------
                                                                            1998                  1997
                                                                        ---------------     ---------------
                   Raw materials........................................       $ 4,998             $ 6,412
                   Work-in-process......................................         5,199               6,820
                   Finished goods.......................................         1,001                 728
                                                                               -------             -------
                          Total inventories..............................       $11,198             $13,960
                                                                                =======             =======


Cash Equivalents

  Cash equivalents include short-term commercial paper, money market funds and municipal securities managed by banking institutions totaling $7.8 million and $13.5 million as of April 30, 1998 and 1997, respectively. Cash equivalents being managed by these banking institutions includes securities with maturities of 90 days or less which can be liquidated in a manner that is equivalent to cash.

Short-term Investments

  Short-term investments consist of interest bearing securities with original maturities greater than 90 days and consist of U.S. treasuries and municipal securities. The Company adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)" at May 1, 1994. Under SFAS 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At April 30, 1998 and 1997, the Company's marketable investment securities consisted principally of highly liquid investments in tax free municipal obligations with various maturity dates through December 05, 2000.
The difference between market value and cost of these securities at April 30, 1998 and 1997 was immaterial.

Foreign Currency Translation

  Under the provisions of Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," all assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates, and translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders' equity. Gains (losses) from foreign currency transactions were $109,000, ($89,000) and $56,000 for the fiscal years 1998, 1997, and 1996, respectively.

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

                       ORTEL CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

Net Income Per Share

  In the third quarter of fiscal year 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS with basic and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Net income per share for all years presented is summarized as follows (in thousands, except per share data):

                                                                                YEAR ENDED APRIL 30,
                                                                ----------------------------------------------------
BASIC AND DILUTED COMPUTATIONS                                      1998                1997                1996
                                                             ---------------      --------------      --------------

Net income:..................................................        $ 2,737             $ 8,315             $ 2,393
                                                                     =======             =======             =======

Shares used for basic per share   computations -
 Weighted average shares outstanding.........................         11,634              11,463              11,312

  Effect of dilutive securities - stock options..............          1,003               1,146               1,049
                                                                     -------             -------             -------
  Shares used for diluted per share computations.............         12,637              12,609              12,361
                                                                     =======             =======             =======
Net income per share:
  Basic......................................................        $   .24             $   .73             $   .21
  Diluted....................................................        $   .22             $   .66             $   .19

  Options to purchase 824,349, 622,505, and 616,452 shares at weighted average exercise price of $20.28, $23.75, and $19.54 were outstanding at April 30, 1998, 1997, and 1996 respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                       ORTEL CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

  Net income per share is based on the weighted average common shares and common equivalent shares outstanding for each period.

Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company is required to adopt SFAS No. 130 during the quarterly period ended July 31, 1998. This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as the other financial statements. The Company is currently evaluating the impact of this standard.

  In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt the disclosures of SFAS No. 131 beginning with its April 30, 1999 annual financial statements. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact of this standard.

Reclassifications

  Certain prior year balances in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.


3.  BANK LINE OF CREDIT

  The Company has an unsecured revolving line of credit for $5 million which carries an interest rate of 7.06% and expires in September, 1998. The revolving line of credit is renewable at the Company's option. There were no borrowings outstanding as of April 30, 1998.


4.  STOCKHOLDERS' EQUITY

Stock Repurchases

  In November 1995, the Company announced a plan to repurchase up to one-million shares of common stock from time to time as market conditions dictate. Repurchases of 25,000, 50,000, and 80,000 shares were made at a total cost of $413,000, $604,000, and $911,000 in the fiscal years 1998, 1997, and 1996 respectively.

Stock Options

  During calendar 1990, the stockholders of the Company approved the 1990 Stock Option Plan (the "1990 Plan") which replaced the previous 1981 Incentive Stock Option Plan. Under the 1990 Plan, the Company reserved up to 2,400,000 shares of its common stock for issuance to eligible employees, officers and directors upon exercise of options granted. Options under the 1990 Plan vest over a varying period not to exceed ten years, subject to the discretion of the Plan's administrative committee. Both incentive stock options and nonqualified stock options are authorized to be granted under the 1990 Plan. Upon completion of the Company's initial public offering in October, 1994 no further options were granted under the 1990 Plan.

                       ORTEL CORPORATION AND SUBSIDIARIES

4.  STOCKHOLDERS' EQUITY-CONTINUED


  During fiscal year 1995, the stockholders of the Company approved the 1994 Equity Participation Plan, pursuant to which 240,000 shares of common stock were initially reserved for issuance. The shares of common stock authorized to be issued under this plan increases annually by 6% of the total common shares outstanding at the beginning of the following fiscal year.

  The following table summarizes all activity under the 1981 Incentive Stock Option Plan, the 1990 Plan and the 1994 Equity Participation Plan as well as certain nonqualified stock options granted not pursuant to any plan.


                                                                                                       WEIGHTED AVERAGE
                                      1981           1990          1994         NON-                    EXERCISE PRICE
                                      PLAN           PLAN         PLAN(1)     QUALIFIED       TOTAL        PER SHARE   EXERCISABLE
                                     -------       ---------     ---------    ---------      ---------     ---------   -----------
Outstanding at April 30, 1995         54,926       1,777,400       198,000      97,366       2,127,692       $ 6.36     728,194
     Granted.................              -               -       595,578           -         595,578       $16.09
     Exercised...............        (48,568)       (165,300)            -     (75,916)       (289,784)      $ 2.68
     Canceled................              -         (38,700)      (14,700)          -         (53,400)      $10.06
                                     -------       ---------     ---------      ------       ---------
Outstanding at April 30, 1996          6,358       1,573,400       778,878      21,450       2,380,086       $ 9.15     855,408
     Granted.................              -               -       686,571           -         686,571       $21.38
     Exercised...............         (6,358)       (177,900)       (4,925)     (1,750)       (190,933)      $ 4.56
     Canceled................             (-)        (27,000)      (30,466)         (-)        (57,466)      $11.10
                                     -------       ---------     ---------      ------       ---------
Outstanding at April 30, 1997              -       1,368,500     1,430,058      19,700       2,818,258       $12.40   1,180,690
     Granted.................              -               -     1,301,276           -       1,301,276       $14.65
     Exercised...............              -        (196,875)      (21,753)    (19,700)       (238,328)      $ 5.14
     Canceled................              -         (23,650)     (674,713)          -        (698,363)      $19.73
Outstanding at April 30, 1998              -       1,147,975     2,034,868           -       3,182,843       $12.25   1,379,055
                                                   =========     =========      ======       =========
Total authorized.............              -       1,147,975     2,275,530           -       3,423,505
Remaining to be granted......              -               -       213,984           -         213,984
Exercisable..................              -         960,250       418,805           -       1,379,055       $9.00

(1) Effective May 1, 1998, the number of options authorized to be granted increased to 2,978,332.

                       ORTEL CORPORATION AND SUBSIDIARIES

4.  STOCKHOLDERS' EQUITY-CONTINUED

  The weighted average fair market value of option's granted in fiscal years 1998, 1997, and 1996 was $7.86, $12.27, and $9.08 respectively, on the date of grant using Black-Sholes option-pricing model with the assumptions tabled below. The following table summarized information regarding options outstanding and options exercisable at April 30, 1998.


-----------------------------------------------------------------------------------------------------------------------------
                                                 Weighted-
                         Number of                Average             Weighted-                                  Weighted-
                          Options                Remaining             Average            Number of          Average Price of
   Range of            Outstanding at         Contractual Life         Exercise            Options              Exercisable
Exercise Prices        April 30, 1998              (years)              Price            Exercisable              Options
-----------------------------------------------------------------------------------------------------------------------------
$  4.00 -  $ 4.00          861,550                  4.21              $ 4.00                 784,450            $ 4.00
$  6.67 -  $11.25          365,042                  6.74              $ 8.63                 195,675            $ 8.27
$ 12.00 -  $12.88          225,859                  9.40              $12.50                  31,053            $12.60
$ 13.25 -  $13.50          390,289                  9.06              $13.26                       0            $ 0.00
$ 14.00 -  $15.13          495,926                  9.00              $15.04                  16,246            $14.00
$ 16.50 -  $17.88          464,276                  7.47              $17.29                 206,575            $17.22
$ 20.25 -  $24.25          379,901                  7.72              $23.47                 145,056            $24.23

$  4.00 -  $24.25        3,182,843                  7.10              $12.25               1,379,055            $ 9.00
                         =========                  ====              ======               =========            ======

   During fiscal 1997 approximately 70,000 stock option shares were granted to key employees of Photon at an option price of $20.75 which was the fair market
value on the date of grant.   These options vest over a five-year period.
During fiscal 1998, in return for the cancellation of this prior stock option, a new grant of 70,000 option shares were granted to the employees of Photon at an option price of $13.25 which was the fair market value on that new date of grant. During fiscal 1998 and 1997, approximately $108,000 and $51,000 was recorded as expense related to these options. The amount of expense was determined using the Black-Sholes option-pricing model with the same assumptions tabled below.

  For financial reporting purposes, the Company recognizes compensation expense for the difference between the estimated fair market value of the common stock and the stock option exercise price at date of grant, if any, over the vesting period. Further, to the extent the Company derives a tax benefit from non-qualified options exercised by employees, such benefit is credited to additional paid in capital when realized on the Company's income tax return. Tax benefits realized totaling $250,000 and $241,000 were credited to additional paid in capital in 1998 and 1997, respectively.

Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for stock-based compensation. Because options were granted at fair market value, no compensation cost has been recognized for its stock options except as related to those given to key employees of Photon. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below and the next page:


                                                                       YEAR ENDED APRIL 30,
                                                                       --------------------

         ASSUMPTIONS                                       1998                  1997                  1996
                                                        ----------            ----------            ----------
        Expected dividend yield....................        --%                    --%                  --%
        Risk-free interest rate.....................     6.19%                  6.50%                6.14%
        Expected volatility.........................       50%                    50%                  50%
        Expected life (years).......................      5.5                    6.2                  6.2

                       ORTEL CORPORATION AND SUBSIDIARIES

4.  STOCKHOLDERS' EQUITY-CONTINUED


                                                                           YEAR ENDED APRIL 30
                                                       --------------------------------------------------------
                                                              1998                 1997               1996
PRO FORMA NET INCOME AND PER SHARE                     ------------------     --------------     --------------
Net Income:
      As reported..............................                   $2,737             $8,315             $2,393
      Pro forma................................                   $1,195             $6,441             $1,039
Net income per share
      As reported:
          Basic................................                   $  .24             $  .73             $  .21
          Diluted..............................                   $  .22             $  .66             $  .19
      Pro forma:
          Basic................................                   $  .09             $  .53             $  .09
          Diluted..............................                   $  .09             $  .49             $  .08

  The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the above pro forma disclosures because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to fiscal year 1996 is not considered. Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

5.  INCOME TAXES

  The provision for income taxes is comprised of the following (in thousands):


                                                                     YEAR ENDED APRIL 30,
                                                    ---------------------------------------------------
                                                         1998              1997               1996
                                                    --------------     -------------      -------------
Federal:
   Current.....................................              $ 352            $3,530             $2,062
   Deferred....................................                (30)             (319)               141
                                                             -----            ------             ------
   Total.......................................                322             3,211              2,203
State:
   Current.....................................                 65                73                825
   Deferred....................................                 (8)              140                  4
                                                             -----            ------             ------
   Total.......................................                 57               213                829
Foreign:
   Current.....................................                456               520                270
   Deferred....................................               (112)             (256)                 -
                                                             -----            ------             ------
   Total.......................................                344               264                270
                                                             -----            ------             ------

      Total....................................              $ 723            $3,688             $3,302
                                                             =====            ======             ======

                       ORTEL CORPORATION AND SUBSIDIARIES

5.      INCOME TAXES-CONTINUED

  Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                             YEAR ENDED APRIL 30,
                                                  ---------------------------------------------------------------------
                                                                  1998                                 1997
                                                  ---------------------------------      ------------------------------
                                                        ASSET            LIABILITY            ASSET           LIABILITY
                                                  --------------     --------------      -------------     ------------
Inventory reserves................................        $1,141                 --             $1,122               --
Accrued vacation..................................           387                 --                379               --
Warranty accrual..................................           494                 --                373               --
Bad debt reserve..................................           123                 --                139               --
Goodwill, net of amortization.....................           ---             $  216                 --           $  276
Depreciation......................................           ---                821                 --              732
Other.............................................           630                561                441              401
                                                          ------             ------             ------           ------
     Sub total....................................         2,775              1,598              2,454            1,409
Less valuation allowance..........................           ---                ---                 --               --
                                                          ------             ------             ------           ------
     Total........................................        $2,775             $1,598             $2,454           $1,409
                                                          ======             ======             ======           ======

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences and that a valuation allowance is not required.

   The consolidated effective income tax rate on income before income taxes differs from the United States statutory income tax rate for the reasons set forth in the following table:

                                                                             YEAR ENDED APRIL 30,
                                                               ---------------------------------------------------
                                                                   1998              1997                1996
                                                               ------------      -------------      --------------
U.S. statutory tax rate......................................        34.0%              34.0%               34.0%
Utilization of tax credits...................................       (11.9)              (3.1)               (3.6)
Tax effect of permanent differences..........................        (3.8)              (2.8)               (9.5)
Tax rate differential on foreign earnings....................         3.9                1.1                ( .9)
Permanent difference for in-process research and
 development related to acquisition..........................           -                  -                36.5
State income taxes...........................................         1.1                2.2                 1.4
Other........................................................        (2.4)               (.7)                 .1
                                                                                        ----                ----
Effective rate...............................................        20.9%              30.7%               58.0%
                                                                    =====               ====                ====

   The U.S. Internal Revenue Service (IRS) has completed its audit of the Company's income tax returns for fiscal years ended April 30, 1994 and 1995, without any significant adjustments. The IRS is currently auditing the Company's income tax return for the fiscal year ended April 30, 1996. The current audit is in process and the outcome and adjustments, if any, cannot be determined at this time. However, in the opinion of management, the resolution of this matter will not have a material effect on its financial condition or results of operations.

                       ORTEL CORPORATION AND SUBSIDIARIES

6.  RELATED PARTY TRANSACTIONS

Loans to Related Parties

  From time to time the Company makes loans to certain officers and key employees related to the exercise of stock options. These loans are full recourse and secured by the shares of common stock issued upon such exercise. Interest is payable annually at rates specified below in accordance with Internal Revenue Service (IRS) guidelines on such loans. In addition, the Company extends loans related to the alternative minimum tax on the exercise of these stock options and on similar terms and conditions as the underlying loans based on the amount exercised. Loans extended for the exercise of incentive stock options are netted against equity while those loans extended to cover alternative minimum taxes resulting from such exercises are classified as other assets.

                                NO. OF
                                STOCK                   STOCK LOAN                                         AMT LOAN       LOAN
                                OPTION      OPTION        AMOUNT     MATURITY DATES      INTEREST RATES     AMOUNT        TOTAL
                                SHARES      PRICE         ($000)                                            ($000)        ($000)
                               -------------------------------------------------------------------------------------------------
Balance at April 30, 1996                                 1,506                                             1,274        2,780
   New Loans................   49,400   $4.00 - 8.00        222   5/06/2000 - 3/07/2001   6.36 - 6.60%          -          222
   Payments.................                               (387)                                             (296)        (683)
                                                          -----                                             -----        -----
Balance at April 30, 1997                                 1,341                                               978        2,319
   New Loans................   45,750   $4.00 - 8.00        231   5/06/2000 - 8/08/2001   5.70 - 6.85%        262          493
   Payments.................                               (112)                                             ( - )        (112)
                                                          -----                                             -----        -----
Balance at April 30, 1998                                 1,460                                             1,240        2,700
                                                          =====                                             =====        =====

Purchases from and Sales to Related Parties

  The Company purchases from and sells to Sumitomo Osaka Cement Co., Ltd. (Sumitomo) which owns approximately 20% of the Company's common stock. The Company also purchases from and sells to Photon in which the Company owns approximately 43%. Sales and purchases to related parties are made at prices and with payment terms comparable to unrelated parties. The amount of sales and purchases to related parties is tabled below.



                                           SUMITOMO                                  PHOTON
                                      PURCHASES                               PURCHASES
                                        FROM       SALES TO                     FROM         SALES TO
                               -----------------------------                  -----------------------
                               1998   $650,000    $1,860,000                  $823,000       $622,000
                               1997   $828,000    $2,156,000                      0              0
                               1996   $593,000    $1,309,000                      0              0


  At April 30, 1998 accounts payable to Sumitomo and Photon were approximately $50,000 and $310,000, respectively. At April 30, 1998 accounts receivable from Sumitomo and Photon were approximately $790,000 and $575,000, respectively.

Leases

  As of April 30, 1998, the Company leased its operating facilities consisting of nine buildings in Alhambra, California. These agreements typically provide that the Company is responsible for maintenance costs and for property taxes over a predetermined base amount. Some leases are subject to an annual increase based on the Consumer Price Index ("CPI"). The annual cost of leased facilities was approximately $910,000, $725,000, and $650,000 in the fiscal years 1998, 1997, and 1996, respectively.

                       ORTEL CORPORATION AND SUBSIDIARIES

7.  COMMITMENTS AND CONTINGENCIES-CONTINUED

  During fiscal 1998, the Company entered into two leases for an additional 15,000 square feet of space in Alhambra, California. The initial lease periods are through the year 2000 with options through 2006. Monthly cost of this additional space is approximately $15,000.

  Subsequent to April 30, 1998, the Company entered into a two-year lease of a building it previously leased in two increments each covered by a separate lease. The building is approximately 9,300 square feet and monthly rents are about $5,500. This lease includes an option for an additional three years.

  Summarized below are total future minimum lease commitments for these Alhambra, California facilities, field sales offices and other equipment (including the next option to renew under all leases but excluding adjustments for CPI increases) (in thousands):

                      FISCAL YEAR ENDING APRIL 30,        $000
                      ----------------------------      --------
                             1999                         $958
                             2000                         $928
                             2001                         $909
                             2002                         $896
                             2003                         $901

Patents

  In January 1990 and again in July 1996, the Company received notices from Rockwell International Corporation ("Rockwell") alleging that a process used by Ortel for growing epitaxial layers infringes certain broad patent rights that Rockwell holds. In August 1993, Rockwell sued the U.S. government alleging infringement of these patent rights with respect to the contracts the U.S. government has had with at least fifteen companies, including Ortel. During fiscal 1997, this patent was held invalid in a court action brought by Rockwell. Since then a subsequent ruling of the Court of Appeals for the federal circuit has sent the case back to trial court.

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

                       ORTEL CORPORATION AND SUBSIDIARIES

7.  COMMITMENTS AND CONTINGENCIES-CONTINUED


  The Company purchased 100% of Avitec AB of Sweden on March 14, 1996 for $6.7 million in cash with an additional amount not to exceed approximately $2.6 million to be paid in the year 2001 depending on levels of profitability achieved until that time. No liability currently exists related to this additional payment.

8.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

  During the fiscal years ended April 30, 1998, 1997, and 1996, revenues from General Instrument (GI) represented 15%, 30%, and 34% of total revenues, respectively. During the fiscal years ended April 30, 1998 and 1997 the Company's revenues from Antec Corporation represented 11% and 16% of total revenues. There were no other customers which accounted for more than 10% of revenues during any of these periods.

  The Company sells its products generally to large CATV equipment manufacturers and telecommunications companies. Accounts receivable from GI, the Company's largest single customer, aggregated approximately $1.8 million, $3.2 million, and $2.4 million at April 30, 1998, 1997, and 1996 or 13%, 24%, and 26% of total trade receivables, respectively. Accounts receivable from Antec, the Company's next largest customer, totaled $3.2 million and $.9 million at April 30, 1998 and 1997. There were no accounts receivable from Antec at April 30, 1996.

9.  SUPPLEMENTAL INFORMATION AND INTERNATIONAL OPERATIONS

  Revenues, pretax income and net income from foreign and domestic operations reflect results on the basis of the country in which operations are conducted. These results are summarized as follows (in thousands):


                                                YEAR ENDED APRIL 30
                                     ------------------------------------------
                                        1998           1997          1996/(1)/
                                     ----------     ----------     ------------
REVENUE
Domestic operations.................   $68,402        $74,514        $52,628
International operations............    13,437         15,474          9,164
Intercompany eliminations...........    (4,969)        (7,434)        (4,126)
                                       -------        -------        -------
     Total revenues.................   $76,870        $82,554        $57,666
                                       =======        =======        =======

PRETAX INCOME (LOSS)
Domestic operations.................   $ 2,365        $13,182        $10,007
International operations............        55            (67)        (4,130)
Intercompany eliminations...........     1,040         (1,112)          (182)
                                       -------        -------        -------
     Pretax income..................   $ 3,460        $12,003        $ 5,695
                                       =======        =======        =======

NET INCOME (LOSS)
Domestic operations.................   $ 1,985        $ 9,757        $ 6,975
International operations............      (288)          (330)        (4,400)
Intercompany eliminations...........     1,040         (1,112)          (182)
                                       -------        -------        -------
     Net income.....................   $ 2,737        $ 8,315        $ 2,393
                                       =======        =======        =======

/(1)/ The fiscal year 1996 net loss from foreign operations includes a non-recurring charge for research and development in-process associated with the acquisition of Avitec.

                       ORTEL CORPORATION AND SUBSIDIARIES

9.  SUPPLEMENTAL INFORMATION AND INTERNATIONAL OPERATIONS-CONTINUED

  Identifiable assets attributable to foreign operations, which principally consist of trade receivables from European customers and inventories, totaled $7.7 million, $8.4 million, and $5.7 million at April 30, 1998, 1997, and 1996, respectively.

10.  401(K) PLAN

  During fiscal 1989, the Company established a 401(k) benefit plan ("401(k) Plan") allowing each employee to contribute up to a maximum of 17% of gross salary or $9,500, whichever is less. The Company will match the employee's contributions based on certain percentages of the employee's contributions, as defined, up to Internal Revenue Service applicable limits. The Company made contributions of $445,000, $407,000, and $330,000 to the 401(k) Plan during the years ended April 30, 1998, 1997, and 1996, respectively.

                       ORTEL CORPORATION AND SUBSIDIARIES

11.  QUARTERLY INFORMATION (UNAUDITED)

  Set forth below is selected quarterly consolidated financial data with respect to the Company for the two years ended April 30, 1998 and 1997. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.


                                                                                        YEAR ENDED APRIL 30,1998
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           -------------------------------------------------------------------------

                                                                Q1            Q2             Q3            Q4             Total
                                                           -----------   ------------   ------------   -----------    --------------
Consolidated Statement of Operations Data:
Revenues.................................................    $ 19,710      $ 22,089       $ 18,769       $ 16,302       $  76,870
Cost of revenues.........................................      10,954        12,226         11,531         10,300          45,011
                                                             --------      --------       --------       --------       ---------
     Gross profit........................................       8,756         9,863          7,238          6,002          31,859
                                                             --------      --------       --------       --------       ---------
Operating expenses:
     Research and development............................       2,998         3,534          3,291          3,744          13,567
     Sales and marketing.................................       2,469         2,627          2,330          3,111          10,537
     General and administrative..........................       1,337         1,491          1,604          1,725           6,157
                                                             --------      --------       --------       --------       ---------
          Total operating expenses.......................       6,804         7,652          7,225          8,580          30,261
                                                             --------      --------       --------       --------       ---------
Operating income (loss)..................................       1,952         2,211             13         (2,578)          1,598
Other income, (net)......................................         187           368            257          1,050           1,862
                                                             --------      --------       --------       --------       ---------
Income (loss) before taxes...............................       2,139         2,579            270         (1,528)          3,460
Provision/(benefit) for income taxes.....................         644           668           (101)          (488)            723
                                                             --------      --------       --------       --------       ---------
Net income (loss)........................................    $  1,495      $  1,911       $    371       $ (1,040)      $   2,737
                                                             ========      ========       ========       ========       =========
Net Income (loss) per share:/(a)/
   Basic.................................................    $    .13      $    .16       $    .03       $   (.09)      $     .24
                                                             ========      ========       ========       ========       =========
   Diluted...............................................    $    .12      $    .15       $    .03       $   (.09)      $     .22
                                                             ========      ========       ========       ========       =========
Shares used in per share computations:
     Basic...............................................      11,524        11,624         11,684         11,707          11,634
     Diluted.............................................      12,559        12,963         12,654         12,379          12,637


                                                                                      YEAR ENDED APRIL 30,1997
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           -------------------------------------------------------------------------

                                                                Q1            Q2             Q3            Q4             Total
                                                           -----------   ------------   ------------   -----------    --------------
Consolidated Statement of Operations Data:
Revenues.................................................    $ 17,252      $ 20,874       $ 22,967       $ 21,461       $ 82,554
Cost of revenues.........................................       8,898        10,904         11,829         11,215         42,846
                                                             --------      --------       --------       --------       ---------
     Gross profit........................................       8,354         9,970         11,138         10,246         39,708
                                                             --------      --------       --------       --------       ---------
Operating expenses:
     Research and development............................       2,558         3,218          3,808          3,749          13,333
     Sales and marketing.................................       2,391         2,303          2,643          3,268          10,605
     General and administrative..........................       1,205         1,647          1,809          1,307           5,968
                                                             --------      --------       --------       --------       ---------
      Total operating expenses...........................       6,154         7,168          8,260          8,324          29,906
                                                             --------      --------       --------       --------       ---------
Operating income.........................................       2,200         2,802          2,878          1,922           9,802
Other income, net........................................         454           357             78          1,312           2,201
                                                             --------      --------       --------       --------       ---------
Income before taxes......................................       2,654         3,159          2,956          3,234          12,003
Provision for income taxes...............................         867         1,013            867            941           3,688
                                                             --------      --------       --------       --------       ---------
Net income...............................................    $  1,787      $  2,146       $  2,089       $  2,293       $   8,315
                                                             ========      ========       ========       ========       =========
Net income per share: /(a)/
   Basic.................................................    $    .16      $     19        $   .18       $    .20       $     .73
                                                             ========      ========       ========       ========       =========
   Diluted...............................................    $    .14      $    .17        $   .16       $    .18       $     .66
                                                             ========      ========       ========       ========       =========
Shares used in per share computation:
     Basic...............................................      11,406        11,412         11,490         11,503           11,463
     Diluted.............................................      12,657        12,639         12,663         12,401           12,609


/(a)/ Quarterly per share amounts may not aggregate to total per share amounts for the year

                       ORTEL CORPORATION AND SUBSIDIARIES
                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                   Balance at
                                                    Beginning                                                       Balance at
Description                                         of Year             Additions            Deductions            End of Year
------------------------------------------     ----------------     ----------------     ----------------        ----------------
Year ended April 30, 1996:
   Allowance for doubtful accounts                          283                   42                                          325
   Inventory reserve......................                1,147                                        81(2)                1,066

Year ended April 30, 1997:
   Allowance for doubtful accounts                          325                   60                   38(1)                  347
   Inventory reserve......................                1,066                  912                    2(2)                1,976

Year ended April 30, 1998
   Allowance for doubtful accounts                          347                   61                  101(1)                  307
   Inventory reserve......................                1,976                2,475                1,682(2)                2,769

  (1) Write-off of uncollectible accounts
  (2) Write-off of obsolete materials

EXHIBIT INDEX

Exhibit No.                           Document Description                                    Page No.
-----------                           ---------------------                                   --------
   3.1         Certificate of Incorporation.                                                   (Note 1)
   3.2         Bylaws of Ortel Corporation.                                                    (Note 1)
   4.1         Common Stock Purchase Agreement, dated March 26, 1990, between                  (Note 1)
               Sumitomo Cement Co., Ltd. and Ortel Corporation.
   4.2         Modification Agreement, dated 1985, between Ortel Corporation and               (Note 1)
               certain investors.
  10.1         Lease, dated September 23, 1991, between Ortel Corporation and Rim              (Note 1)
               Development Co.
  10.2         Lease, dated May 20, 1994, between Ortel Corporation and                        (Note 1)
               Wai Fong Un.
  10.3         Employment Agreement, dated September 14, 1990, between Ortel                   (Note 1)
               Corporation and Wim H.J. Selders.
  10.4         Employment Agreement, dated September 14, 1990, between Ortel                   (Note 1)
               Corporation and Israel Ury.
  10.5         Employment Agreement, dated September 14, 1990, between Ortel                   (Note 1)
               Corporation and Nadav Bar-Chaim.
  10.6         1981 Incentive Stock Option Plan of Ortel Corporation.                          (Note 1)
  10.7         1990 Stock Option Plan of Ortel Corporation.                                    (Note 1)
  10.8         Form of Indemnification Agreement.                                              (Note 1)
  10.9         Key Shareholders Agreement, dated as of March 26, 1990, among Wim               (Note 1)
               H.J. Selders, Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo Cement
               Co., Ltd., The Ury Family Trust and Ortel Corporation.
  10.10        Agreement Concerning Certain Financial and Business Arrangements,               (Note 1)
               dated as of March 26, 1990 between Sumitomo Cement Co., Ltd. and
               Ortel Corporation.
  10.11        1994 Equity Participation Plan of Ortel Corporation.                            (Note 1)
  10.12        Severance Agreement, dated as of August 26, 1994, between Ortel                 (Note 1)
               Corporation and Stephen K. Workman.
  10.13        Stock Purchase Agreement dated March 12, 1996 between Hakan                     (Note 2)
               Samuelsson and Ortel Corporation.
  10.14        Loan Agreement, dated June 2, 1995 between Ortel Corporation and                (Note 3)
               Bank of America.
  10.15        Amendment No. 2 dated September 9, 1997 to Loan Agreement dated                 (Note 5)
               June 2, 1995 between Ortel Corporation and Bank of America.
  10.16        Severance Agreement, dated December 1, 1997, between Ortel                      (Note 6)
               Corporation and Douglas H. Morais.
  10.17        Severance Agreement, dated March 6, 1998, between Ortel Corporation             Page 57
               and Lyle B. Boarts
  21.1         Subsidiaries of Ortel Corporation.                                              Exhibit 21
  23.1         Consent of KPMG Peat Marwick LLP.                                               Exhibit 23
  27.0         Financial Data Schedule

__________________
Note 1 Previously filed by the Registrant in Registration No. 33-79188 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 2    Previously filed by the Registrant in its 8K filing dated March 26,
          1996

Note 3 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1996

Note 4 Previously filed by the Registrant in its 10-K filing for the year-ended April 30, 1997.

Note 5 Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1997.

Note 6 Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1998.