Form 10-Q
period 1998-07-31
ORTEL CORP/DE/
filed 1998-09-14
CIK 928878

                       SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D. C. 20549

----------------------------------------------------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  July 31, 1998


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No _____
                                               ----

   As of July 31, 1998, there were 11,841,182 shares of the registrant's $.001 par value Common Stock outstanding.

                               Page 1 of 14 Pages
                           Exhibit Index of Page 13

                               ORTEL CORPORATION

                                     INDEX

                                                                                                       Page(s)
                                                                                                       ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets as of July 31, 1998 (unaudited)
               and April 30, 1998 (audited).....................................................          3

               Condensed Consolidated Statements of Income (unaudited) for the fiscal
               quarter and three months ended July 31, 1998 and 1997............................          4

               Condensed Consolidated Statements of Cash Flows (unaudited) for the
               three months ended July 31,1998 and 1997.........................................          5

               Notes to Condensed Consolidated Financial Statements.............................          6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.......................................................................           8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................................................          11

Signatures......................................................................................          12

Index to Exhibits...............................................................................          13

PART I  -  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                               ORTEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                   July 31,          April 30,
                                                                                     1998             1998
                                                                             ------------------------------------
                                                                                  (unaudited)        (audited)
ASSETS
------

Current assets:
  Cash and cash equivalents..............................................            $13,751          $12,656
  Short-term investments.................................................             14,364           16,012
  Accounts receivable (net)..............................................             15,940           13,049
  Other receivables......................................................              1,953            1,415
  Inventories............................................................             11,840           11,198
  Income tax receivables.................................................                530              530
  Deferred tax assets....................................................              2,849            2,775
  Prepaid and other current assets.......................................                927            1,281
                                                                                     -------          -------
     Total current assets................................................             62,154           58,916

Property, equipment and improvements (net)...............................             19,478           20,042
Intangible assets........................................................              2,467            2,581
Other assets.............................................................              8,511            8,802
                                                                                     -------          -------
     Total assets........................................................            $92,610          $90,341
                                                                                     =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable.......................................................            $ 5,068          $ 3,685
  Accrued payroll and related costs......................................              2,210            2,899
  Other accrued liabilities..............................................              2,536            2,538
  Income taxes payable...................................................                 19              172
                                                                                     -------          -------
     Total current liabilities...........................................              9,833            9,294
Deferred income..........................................................                390              400
Deferred income taxes....................................................              1,658            1,598
                                                                                     -------          -------
Total liabilities........................................................             11,881           11,292
Minority interest........................................................                296              265

Stockholders' equity:
 Preferred stock, $.001 par value; authorized 5,000,000 shares, none
  issued and outstanding.................................................                  -                -
  Common stock, $.001 par value; authorized 25,000,000 shares,
  11,841,182 and 11,713,371 issued and outstanding at July 31, 1998
  and April 30, 1998, respectively....  .................................                 12               12
 Additional paid-in capital..............................................             54,502           53,101
 Retained earnings.......................................................             27,656           27,449
 Loans receivable........................................................             (1,370)          (1,460)
 Unrealized losses on investments........................................                 24               24
 Cumulative effect of foreign currency translation.......................               (391)            (342)
                                                                                     -------          -------
     Net stockholders' equity............................................             80,433           78,784
                                                                                     -------          -------
Commitments and contingencies )
     Total liabilities and stockholders' equity..........................            $92,610          $90,341
                                                                                     =======          =======

 See accompanying notes to consolidated financial statements.

                               ORTEL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                                          Three Months Ended
                                                                               July  31,
                                                                 -----------------------------------
                                                                        1998               1997
                                                                        ----               ----
Revenues......................................................          $18,808           $19,710
Cost of revenues..............................................           10,929            10,954
                                                                        -------           -------

  Gross profit................................................            7,879             8,756

Operating expenses:
  Research and development....................................            3,562             2,998
  Sales and marketing.........................................            2,811             2,469
  General and administrative..................................            1,541             1,337
                                                                        -------           -------

    Total operating expenses..................................            7,914             6,804
                                                                        -------           -------

Operating (loss) income.......................................              (35)            1,952

Interest income (net).........................................              259               284
Other income (expense)........................................               44               (97)
                                                                        -------           -------

Income before income taxes....................................              268             2,139

Provision for income taxes....................................               61               644
                                                                        -------           -------

Net income....................................................          $   207           $ 1,495
                                                                        =======           =======

Net income per share
      Basic...................................................             $.02              $.13
                                                                        =======           =======
      Diluted.................................................             $.02              $.12
                                                                        =======           =======

Shares used in per share computations ........................
      Basic...................................................           11,751            11,524
                                                                        =======           =======
      Diluted.................................................           12,629            12,559
                                                                        =======           =======

     See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                            Three Months Ended
                                                                                 ---------------------------------------
                                                                                       July  31,           July  31,
                                                                                         1998                1997
                                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................            $   207             $ 1,495
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
   Depreciation and amortization............................................              1,558               1,418
   Increase (decrease) in minority interest in subsidiaries.................                 32                  20
   Gain on disposal of equipment............................................                 12                   1
   Net effect of foreign currency translation...............................                (77)                (83)
   Compensation expense related to Photon stock options.....................                 27                  28
 Changes in operating assets & liabilities (net of effects of acquired co.)
   Receivables and billed contract costs and fees...........................             (3,430)             (1,039)
   Inventories..............................................................               (641)              1,400
   Deferred tax assets......................................................                (74)                129
   Prepaid and other assets.................................................                610                (120)
   Intangible assets........................................................                  -                 (74)
   Accounts payable.........................................................              1,384              (2,735)
   Accrued payroll and related costs........................................               (689)             (2,100)
   Other accrued liabilities................................................                 (2)               (618)
   Deferred income..........................................................                (11)                 (8)
   Deferred income taxes....................................................                 61                 (58)
   Income taxes payable.....................................................               (153)               (370)
                                                                                        -------             -------
               Net cash used in operating activities........................             (1,186)             (2,714)
Cash flows from investing activities:
Capital expenditures........................................................               (857)             (1,177)
Investment in subsidiaries and affiliates (net of cash acquired)............                  -              (5,437)
Short-term investments......................................................              1,647                (580)
                                                                                        -------             -------
               Net cash provided by (used in) investing activities..........                790              (7,194)
Cash flows from financing activities:
Proceeds from issuance of common stock, net.................................              1,357                 221
Proceeds from repayment of stockholder loans................................                106                  --
                                                                                        -------             -------
               Net cash provided by financing activities....................              1,463                 221

Effect of exchange rate changes on cash.....................................                 28                 (41)
                                                                                        -------             -------

               Net increase (decrease) in cash and equivalents..............              1,095              (9,728)
Cash and cash equivalents, beginning of period..............................             12,656              18,865
                                                                                        -------             -------
Cash and cash equivalents, end of period....................................            $13,751             $ 9,137
                                                                                        =======             =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
  Interest .................................................................            $     9             $     3
  Income taxes .............................................................            $   227             $   917
  Supplemental disclosure of non-cash financing activities:
       Loans to related parties for stock option exercises                              $    17             $     -

     See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1998, which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position at July 31, 1998, and the condensed consolidated results of operations for the three-month periods ended July 31, 1998, and July 31, 1997, and the condensed consolidated cash flows for the three-month periods ended July 31, 1998, and July 31, 1997, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.

    The results of operations for the three-month period ended July 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year and should be read in conjunction with a discussion of risk factors in the Company's annual report for the fiscal year ended April 30, 1998.

2.  Per Share Information
    ---------------------

    Net income per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options.

    Net income per share for all periods presented is summarized as follows (in thousands, except per share data):

                                                  Three Months Ended
                                                        July 31
                                            ------------------------------
                                                  1998           1997
                                                  ----           ----

Net income................................        $   207        $ 1,495
                                                  =======        =======

Shares used in per share computations:
  Basic...................................         11,751         11,524
  Stock options...........................            878          1,035
                                                  -------        -------
Diluted...................................         12,629         12,559
                                                  =======        =======

Net income per share......................
  Basic...................................        $   .02        $   .13
                                                  =======        =======
  Diluted.................................        $   .02        $   .12
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

4.    Inventories
      -----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                          July  31, 1998                    April 30, 1998
                                                   ------------------------            ---------------------
                                                           (unaudited)                         (audited)
Raw materials......................................          $ 5,282                          $ 4,998

Work-in-process....................................            5,017                            5,199

Finished goods.....................................            1,541                            1,001
                                                             -------                          -------
     Total inventories.............................          $11,840                          $11,198
                                                             =======                          =======

5.  Cash Equivalents
    ----------------

    Cash equivalents (defined as marketable securities with maturities of 90 days or less which can be liquidated in a manner that is equivalent to cash) totaled $9.0 million and $7.8 million as of July 31, 1998 and April 30, 1998 respectively, and short-term investments (marketable securities with maturities of more than 90 days) totaled $14.4 million and $16.0 million as of July 31, 1998, and April 30, 1998, respectively.

    Under Financial Accounting Standards Board Statement 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At July 31, 1998 and April 30, 1998 the Company's marketable investment securities consisted principally of highly liquid investments in tax free municipal obligations with various maturity dates through June 15, 2001. The difference between market value and cost of these securities at July 31, 1998 and April 30, 1998 was immaterial.

ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the unaudited condensed consolidated financial statements included herein. The discussion in this section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's annual report for the year ended April 30, 1998.

RESULTS OF OPERATIONS

    The following table sets forth the statements of income as a percentage of revenues.

                                                                        Three Months Ended
                                                                             July 31,
                                                                 -------------------------------
                                                                        1998            1997
                                                                        ----            ----
Revenues......................................................          100.0%          100.0%

Cost of revenues..............................................           58.1            55.6
                                                                        -----           -----

  Gross profit................................................           41.9            44.4

Operating expenses:

  Research and development....................................           18.9            15.2

  Sales and marketing.........................................           15.0            12.5

  General and administrative..................................            8.2             6.8
                                                                        -----           -----

  Total operating expenses....................................           42.1            34.5
                                                                        -----           -----

Operating (loss) income.......................................           ( .2)            9.9
    Interest Income, net                                                  1.4             1.4
    Other income (expense) ...................................             .2             (.4)
                                                                        -----           -----

  Income before income taxes..................................            1.4            10.9

Provision for income taxes....................................             .3             3.3
                                                                        -----           -----

  Net income..................................................            1.1%            7.6%
                                                                        =====           =====

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

     The following table highlights certain aspects of the Company's revenues for the three-month periods ended July 31, 1998 and 1997.

                                                        Three Months Ended
                                                               July 31,
                                                     --------------------------
                                                         1998            1997
                                                         ----            ----
Revenues (thousands):
  Broadband products..........................         $12,064         $12,841
  Other products..............................           6,744           6,869
                                                       -------         -------
                       Total..................         $18,808         $19,710
                                                       =======         =======

Geographic coverage (thousands):
  Domestic....................................         $12,210         $ 8,761
  International...............................           6,598          10,949
                                                       -------         -------
                       Total..................         $18,808         $19,710
                                                       =======         =======


As a percent of revenues:
  Broadband products..........................            64.1%           65.1%
  Other products..............................            35.9            34.9
                                                       -------         -------
          Total...............................           100.0%          100.0%
                                                       =======         =======

Geographic coverage:
  Domestic....................................            64.9%           44.4%
  International...............................            35.1%           55.6
                                                       -------         -------
          Total...............................           100.0%          100.0%
                                                       =======         =======


FIRST QUARTER

Revenues

    Revenues of $18.8 million for the first quarter ended July 31, 1998, decreased by $902,000 or 4.5% from $19.7 million in the comparable quarter of the previous year. Total revenues from broadband products were $12.1 million in the first quarter, which were $777,000 or 6.1% lower than prior year period.
The decrease is primarily related to broadband international revenues which were $3.1 million compared to $7.0 million for the quarter ended July 31, 1997. The reduction in international broadband revenues was offset in part by increased domestic revenues as cable operators increased spending to upgrade their CATV networks.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Revenues (continued)

    Total international revenues were $6.6 million in the first quarter of fiscal 1999 have continued to soften since the second quarter of fiscal 1998 (ended October 31, 1998) when they totaled $11.4 million. This decrease has been primarily related to the effects of the Asian economic crisis.

    Revenues for wireless, satellite communications and other product applications were slightly lower than the first quarter a year ago.

Gross Profit

    Gross profit of $7.9 million for the first quarter of fiscal 1999 represented 41.9% of revenues compared to 44.4% in the comparable period last year. The decrease in gross margin compared to the prior year is a result of lower average pricing for the Company's broadband products. In response to these lower average prices, the Company introduced a new more cost-effective laser transmitter in the fourth fiscal quarter ended April 30, 1998. Most of the Company's broadband customers will have transitioned to this new product by the second quarter ended October 31, 1998.

Research and Development

    Research and development expenses of $3.6 million for the first quarter of fiscal 1999 increased by $564,000 or 18.8% from the comparable quarter last year. As a percent of revenues, R&D increased from 15.2% to 18.9% in the quarter ended July 31, 1998. The Company continues to invest heavily in new product development.

Sales and Marketing

    Sales and marketing expenses of $2.2 million for the first quarter of fiscal 1999 increased by $342,000 or 13.9% from $2.5 million for the comparable quarter last year and as a percent of revenues increased from 12.5% to 15.0%. In addition to an expansion of the domestic sales force, a sales office was opened in Singapore and a liaison office in Beijing, China.

General and Administrative

    General and administrative expenses of $1.5 million for the first quarter of fiscal 1999 increased by $204,000 or 15.0% from $1.3 million for the comparable period last year and increased as a percentage of revenues to 8.2% compared to 6.8% for the same quarter of fiscal 1998. Most of the increase in G&A as a percent of revenues is a result of lower revenues.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Other Non-Operating Income (Expense

    Interest income, net of interest expense, of $259,000 for the first quarter of fiscal 1999 decreased slightly from $284,000 in the comparable period last year primarily due to lower average cash balances. Other net income was $44,000 for the first quarter compared to a loss of $97,000 in the comparable quarter last year. This favorable comparison in other net income primarily relates to foreign currency changes.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 1998, the Company had working capital of $52.3 million, including $13.8 million in cash and cash equivalents and $14.4 million in short-term investments.

    For the three-month period ended July 31, 1998, the Company's operating activities used $1.2 million in cash. Cash from operating activities includes net income of $207,000 plus depreciation and amortization of $1.6 million primarily offset by an increase in trade receivables and billed contract costs of $3.4. Since year end, accounts receivable has increased 22.2% compared to a revenue increase of 15.4% (when comparing first quarter of fiscal 1999 to fourth quarter of fiscal 1998).

    Cash flow from investing activities of $790,000 includes a decrease of $1.7 million in short-term investments partially offset by an increase of $910,000 in equipment and leasehold improvements.

    The Company has a $5 million unsecured revolving line of credit which carries an interest rate of 7.06% and expires September 30, 1998. The revolving line of credit is renewable at the Company's option. There were no borrowings outstanding as of July 31, 1998.

YEAR 2000

    The Company is assessing the impact which the year 2000 issue will have on its products and internal information systems and has begun corrective efforts in these areas. The Company does not anticipate that addressing the year 2000 problem for its internal information systems and current and future products will have a material impact on its operations or financial results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a.  Exhibits.

        Reference is hereby made to the Exhibit Index commencing on page 13.

    b. No reports were filed on Form 8-K during the quarter ended July 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 14, 1998        ORTEL CORPORATION
                                    (Registrant)


                                By: /s/Wim H.J. Selders
                                    -------------------
                                    Wim H.J. Selders,
                                    President and Chief Executive Officer


                                By: /s/Stephen K. Workman
                                    ---------------------
                                    Stephen K. Workman,
                                    Vice President, Finance and Chief Financial
                                    Officer

EXHIBIT INDEX


Exhibit No.                           Document Description                                      Page No.
-----------                           --------------------                                      --------
   3.1        Certificate of Incorporation.                                                     (Note 1)
   3.2        Bylaws of Ortel Corporation.                                                      (Note 1)
   4.1        Common Stock Purchase Agreement, dated March 26, 1990, between                    (Note 1)
              Sumitomo Cement Co., Ltd. and Ortel Corporation.
   4.2        Modification Agreement, dated 1985, between Ortel Corporation and                 (Note 1)
              certain investors.
  10.1        Lease, dated September 23, 1991, between Ortel Corporation and Rim                (Note 1)
              Development Co.
  10.2        Lease, dated May 20, 1994, between Ortel Corporation and                          (Note 1)
              Wai Fong Un.
  10.3        Employment Agreement, dated September 14, 1990, between Ortel                     (Note 1)
              Corporation and Wim H.J. Selders.
  10.4        Employment Agreement, dated September 14, 1990, between Ortel                     (Note 1)
              Corporation and Israel Ury.
  10.5        Employment Agreement, dated September 14, 1990, between Ortel                     (Note 1)
              Corporation and Nadav Bar-Chaim.
  10.6        1981 Incentive Stock Option Plan of Ortel Corporation.                            (Note 1)
  10.7        1990 Stock Option Plan of Ortel Corporation.                                      (Note 1)
  10.8        Form of Indemnification Agreement.                                                (Note 1)
  10.9        Key Shareholders Agreement, dated as of March 26, 1990, among Wim                 (Note 1)
              H.J. Selders, Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo Cement
              Co., Ltd., The Ury Family Trust and Ortel Corporation.
  10.10       Agreement Concerning Certain Financial and Business Arrangements,                 (Note 1)
              dated as of March 26, 1990 between Sumitomo Cement Co., Ltd. and
              Ortel Corporation.
  10.11       1994 Equity Participation Plan of Ortel Corporation.                              (Note 1)
  10.12       Severance Agreement, dated as of August 26, 1994, between Ortel                   (Note 1)
              Corporation and Stephen K. Workman.
  10.13       Stock Purchase Agreement dated March 12, 1996 between Hakan                       (Note 2)
              Samuelsson and Ortel Corporation.
  10.14       Loan Agreement, dated June 2, 1995 between Ortel Corporation and                  (Note 3)
              Bank of America.
  10.15       Amendment No. 2 dated September 9, 1997 to Loan Agreement dated                   (Note 5)
              June 2, 1995 between Ortel Corporation and Bank of America.
  10.16       Severance Agreement, dated December 1, 1997, between Ortel                        (Note 6)
              Corporation and Douglas H. Morais.
  10.17       Severance Agreement, dated March 6, 1998, between Ortel Corporation               (Note 7)
              and Lyle B. Boarts
  21.1        Subsidiaries of Ortel Corporation.                                                (Note 7)
  23.1        Consent of KPMG Peat Marwick LLP.                                                 (Note 7)
  27.0        Financial Data Schedule

  Note 1      Previously filed by the Registrant in Registration No. 33-79188 and incorporated by reference herein pursuant to Rule 12b-32 of the
              Exchange Act.
  Note 2      Previously filed by the Registrant in its 8K filing dated March 26,
              1996
  Note 3      Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1996
  Note 4      Previously filed by the Registrant in its 10-K filing for the year-ended April 30, 1997.
  Note 5      Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1997.
  Note 6      Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1998.
  Note 7      Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1998.