Form 10-Q
period 1998-10-31
ORTEL CORP/DE/
filed 1998-12-15
CIK 928878

                       SECURITES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                      -----------------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 1998

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


                                not applicable
 ----------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


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

    As of October 31, 1998, there were 11,882,556 shares of the registrant's $.001 par value Common Stock outstanding.

                               ORTEL CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                           Page(s)
                                                                                         -------
Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets as of October 31, 1998
                   (unaudited) and April 30, 1998 (audited)..........................       3

                   Condensed Consolidated Statements of Income (unaudited) for the
                   fiscal quarter and six months ended October 31, 1998 and 1997.....       4

                   Condensed Consolidated Statements of Cash Flows (unaudited) for
                   the months ended October 31, 1998 and 1997........................       5

                   Notes to Condensed Consolidated Financial Statements..............       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................       8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.........................      18

Item 6.  Exhibits and Reports on Form 8-K............................................      18

Signatures...........................................................................      19

Index to Exhibits....................................................................      20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               ORTEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                      October 31,        April 30,
                                                                                         1998              1998
                                                                                   ----------------   --------------
ASSETS                                                                               (unaudited &       (audited &
------                                                                               reclassified)     reclassified)

Current assets:
  Cash and cash equivalents....................................................        $12,925           $12,656
  Short-term investments.......................................................         16,071            16,012
  Accounts receivable (net)....................................................         15,560            12,819
  Other receivables............................................................          1,848             1,415
  Inventories..................................................................         10,906            10,492
  Income tax receivables.......................................................            150                71
  Deferred tax assets..........................................................          3,012             2,775
  Prepaid and other current assets.............................................            899             1,281
Current assets, discontinued operations........................................            ---               936
                                                                                       -------           -------
           Total current assets................................................         61,371            58,457

Property, equipment and improvements (net).....................................         19,192            19,492
Intangible assets..............................................................          2,352             2,581
Other assets...................................................................          8,248             8,802
Long-term assets, discontinued operations......................................            ---             1,009
                                                                                       -------           -------
           Total assets........................................................        $91,163           $90,341
                                                                                       =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable.............................................................          6,171             3,685
  Accrued payroll and related costs............................................          2,060             2,899
  Other accrued liabilities....................................................          2,681             2,538
  Income taxes payable.........................................................            183               172
  Accrued liabilities, discontinued operations.................................          2,854               ---
                                                                                       -------           -------
           Total current liabilities...........................................         13,949             9,294
Deferred income................................................................            397               400
Deferred income taxes..........................................................            ---              1598
Minority interest..............................................................            324               265

Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000,000 shares, none issued               ---               ---
    and outstanding............................................................
    Common stock, $.001 par value; authorized 25,000,000 shares,                            12                12
    11,882,556 and 11,499,743 issued and outstanding at October 31, 1998 and April 30, 1997, respectively...........................................
  Additional paid-in capital...................................................         54,781            53,101
  Retained earnings............................................................         23,027            27,449
  Loans receivable.............................................................           (988)           (1,460)
    Accumulated other comprehensive income (loss)..............................           (339)             (318)
                                                                                       -------           -------
           Net stockholders' equity............................................         76,493            78,784
                                                                                       -------           -------
Commitments and contingencies
           Total liabilities and stockholders' equity..........................        $91,163           $90,341
                                                                                       =======           =======

   Certain amounts related to discontinued operations have been reclassified to conform to current year presentation. See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                                     Three Months Ended               Six Months Ended
                                                                         October 31,                     October 31,
                                                                   ----------------------         -----------------------
                                                                     1998          1997             1998           1997
                                                                     ----          ----             ----           ----
                                                                             Reclassified    Reclassified    Reclassified
Revenues......................................................     $19,765        $21,701         $38,209         $41,321
Cost of revenues..............................................      11,830         11,908          22,341          22,679
                                                                   -------        -------         -------         -------

  Gross profit................................................       7,935          9,793          15,868          18,642

Operating expenses:...........................................
     Research and development.................................       3,004          3,189           6,120           5,899
     Sales and marketing......................................       3,444          2,571           6,109           5,005
     General and administrative...............................       1,772          1,491           3,313           2,828
                                                                   -------        -------         -------         -------

         Total operating expenses.............................       8,220          7,251          15,542          13,732
                                                                   -------        -------         -------         -------

Operating income (loss).......................................        (285)         2,542             326           4,910

Interest income (net).........................................         430            340             689             624
Other non-operating income (expense)..........................         119             28             163             (69)
                                                                   -------        -------         -------         -------

Income from continuing operations before income taxes.........         264          2,910           1,178           5,465

Provision for income taxes....................................          53            737             243           1,468
                                                                   -------        -------         -------         -------

Income from continuing operations.............................     $   211        $ 2,173         $   935         $ 3,997

Loss from discontinued operations, net of tax.................        (921)          (262)         (1,438)           (591)

Loss from disposal of discontinued operations, net of tax.....      (3,919)           ---          (3,919)            ---
                                                                   -------        -------         -------         -------

Net income (loss).............................................     $(4,629)       $ 1,911         $(4,422)        $ 3,406
                                                                   =======        =======         =======         =======


Net Income (loss) per share
   Basic
   Income from continuing operations..........................     $   .02        $   .18         $   .08         $   .34
   Loss from discontinued operations..........................     $  (.41)       $  (.02)        $  (.45)        $  (.05)
                                                                   -------        -------         -------         -------
   Net income (loss)..........................................     $  (.39)       $   .16         $  (.37)        $   .29
                                                                   =======        =======         =======         =======

   Diluted
   Income from continuing operations..........................     $   .02        $   .17         $   .07         $   .31
   Loss from discontinued operations..........................     $  (.39)       $  (.02)        $  (.42)        $  (.04)
                                                                   -------        -------         -------         -------
   Net income (loss)..........................................     $  (.37)       $   .15         $  (.35)        $   .27
                                                                   =======        =======         =======         =======

Shares used in per share computations
   Basic......................................................      11,860         11,624          11,897          11,555
                                                                   =======        =======         =======         =======
   Diluted....................................................      12,631         12,963          12,720          12,749
                                                                   =======        =======         =======         =======

Certain amounts related to discontinued operations have been reclassified to conform to current year presentation See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                        Six Months Ended
                                                                               -----------------------------------
                                                                                  October 31,         October 31,
                                                                                     1998                1997
                                                                               ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................. $ (4,422)            $ 3,406
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
       Depreciation and amortization..........................................    3,208               2,911
       Gain on disposal of equipment..........................................       12                   2
       Increase (decrease) in minority interest in subsidiaries...............       60                  62
       Compensation expense related to Photon stock options...................       53                  55
       Anticipated costs of discontinued operations...........................    3,919                 ---
   Changes in operating assets & liabilities (net of effects of acquisitions)
    Receivables...............................................................   (3,372)             (1,443)
    Inventories...............................................................     (730)              2,014
    Deferred tax assets.......................................................     (237)                 32
    Prepaid and other assets..................................................      864                (135)
    Intangible assets.........................................................      ---                 (74)
    Accounts payable..........................................................    2,486              (2,467)
    Accrued payroll and related costs.........................................     (840)             (2,014)
    Other accrued liabilities.................................................      143                (137)
    Deferred income...........................................................       (3)                 18
    Deferred income taxes.....................................................     (618)                 18
    Income taxes payable......................................................      391                (713)
                                                                                -------             -------
          Net cash provided by operating activities...........................      914               1,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................................................   (2,663)             (3,187)
Investment in subsidiaries and affiliates (net of cash acquired)..............      ---              (5,437)
Short-term investments........................................................      (59)              1,433
                                                                                -------             -------
          Net cash (used in) investing activities.............................   (2,722)             (7,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net...................................    1,610                 945
Proceeds from repayment of stockholder loans..................................      488                  43
                                                                                -------             -------
          Net cash provided by financing activities...........................    2,098                 988

Effect of exchange rate.......................................................      (21)                170
                                                                                -------             -------
          Net increase (decrease) in cash and equivalents.....................      269              (4,498)
Cash and cash equivalents, beginning of period................................   12,656              18,865
                                                                                -------             -------
Cash and cash equivalents, end of period......................................   12,925             $14,367
                                                                                =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
  Interest....................................................................  $    21             $     7
  Income taxes................................................................  $   337             $ 1,976
  Supplemental disclosure of non-cash financing activities....................
       Loans to related parties for stock option exercises....................  $    17             $   ---

     See accompanying notes to condensed consolidated financial statements.

                               ORTEL CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1998 which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position at October 31, 1998, and the condensed consolidated results of operations for the six-month periods ended October 31, 1998 and October 31, 1997, and the condensed consolidated cash flows for the six-month periods ended October 31, 1998, and October 31, 1997 in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.

    The results of operations for the six-month period ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year and should be read in conjunction with a discussion of risk factors in the Company's annual report for the fiscal year ended April 30, 1998.

2.  Per Share Information
    ---------------------

    Net income per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options.


                                                                 Three Months Ended            Six Months Ended
                                                                     October 31,                  October 31,
                                                             --------------------------     -------------------------
                                                                 1998          1997            1998          1997
                                                             -----------    -----------     -----------   -----------
Shares used in per share computations
   Basic...............................................           11,860        11,624          11,897       11,555
   Stock Options.......................................              771         1,339             823        1,194
                                                                 -------       -------         -------      -------
   Diluted.............................................           12,631        12,963          12,720       12,749
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

4.    Inventories
      -----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                October  31, 1998         April 30, 1998
                                                                -----------------         --------------
                                                                   (unaudited)               (audited)

           Raw materials...................................         $ 4,690                   $ 4,641

           Work-in-process.................................           4,778                     4,886

           Finished goods..................................           1,438                       965
                                                                    -------                   -------

              Total inventories............................         $10,906                   $10,492
                                                                    =======                   =======

5.    Cash equivalents
      ----------------

    Cash equivalents (defined as marketable securities with original maturities of 90 days or less which can be liquidated in a manner that is equivalent to cash). were $7.9 million and $7.8 million as of October 31, 1998 and April 30, 1998, respectively, and short-term investments (marketable securities with maturities of more than 90 days) were $16.1 million and $16.0 million as of October 31, 1998, and April 30, 1998, respectively.

    Under Financial Accounting Standards Board Statement 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At October 31, 1998 and April 30, 1998, the Company's marketable investment securities consisted principally of highly liquid investments in tax free municipal obligations with various maturity dates through June 15, 2001.

6.    Other Comprehensive Income
      --------------------------

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income or stockholders' equity.

The components of comprehensive (loss) income, net of tax are as follows: (in thousands)

                                                         Three Months Ended                 Six Months Ended
                                                             October 31                        October 31
                                                    -----------------------------     ---------------------------
                                                        1998            1997             1998            1997
                                                    -------------   -------------     ------------   ------------

     Net income (loss).............................    $(4,629)         $1,911          $(4,422)        $3,406
                                                       =======          ======          =======         ======
     Change in unrealized gain (loss) on
     available-for-sale investments................        ---             (25)             ---            (28)
     Gain (loss) on foreign currency translation...         22             233              (17)           134
                                                       -------          ------          -------         ------
     Comprehensive income (loss)...................    $(4,607)         $2,119          $(4,439)        $3,512
                                                       =======          ======          =======         ======

    Accumulated other comprehensive income (loss) presented on the accompanying consolidated balance sheets consists of the following: (in thousands)

                                                          October  31,               April 30,
                                                              1998                     1998
                                                       -----------------         ----------------
                                                          (unaudited)               (audited)
      Unrealized losses on available-
      for-sale investments............................       $  24                   $   24

      Foreign currency translation....................        (363)                    (342)
                                                             -----                   ------

      Total accumulated comprehensive income (loss)...       $(339)                  $ (318)
                                                             =====                   ======

7.  Discontinued operations

    The Company discontinued its 980 nm pump laser business in early November 1998. Certain amounts on the Balance Sheets and Statements of Income related to discontinued operations have been reclassified to conform to current period presentation. See below for further discussion on the discontinuance.

    All assets related to the discontinued business were written off including accounts receivable, inventory and fixed assets. The remaining liability of $2.9 million related to discontinued operations includes provisions for expected product warranty costs, severance costs associated with the related reduction in force, cancellation charges and other expenses related to the discontinuance.

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

                               ORTEL CORPORATION
       Notes to Condensed Consolidated Financial Statements (continued)

RESULTS OF OPERATIONS

    The following table sets forth the statements of income as a percentage of revenues adjusted for the discontinued operations:

                                                                Three Months Ended            Six Months Ended
                                                                    October 31,                  October 31,
                                                              ----------------------       -----------------------
                                                                 1998         1997            1998         1997
                                                              ---------    ---------       ---------     ---------
                                                                         Reclassified     Reclassified  Reclassified
Revenues....................................................   100.0%       100.0%           100.0%        100.0%

Cost of revenues............................................    59.9         54.9            58.5          54.9
                                                               -----        -----           -----         -----

     Gross profit...........................................    40.1         45.1            41.5          45.1

Operating expenses:.........................................

  Research and development..................................    15.2         14.7            16.0          14.3

  Sales and marketing.......................................    17.4         11.8            16.0          12.1

  General and administrative................................     8.9          6.9             8.6           6.8
                                                               -----        -----           -----         -----

  Total operating expenses..................................    41.5         33.4            40.6          33.2
                                                               -----        -----           -----         -----

Operating income (loss).....................................    (1.4)        11.7              .9          11.9

Interest income.............................................     2.2          1.6             1.8           1.5

Other income, net...........................................      .6           .1              .4           (.2)
                                                               -----        -----           -----         -----

  Income from continuing operations before income taxes.....     1.4         13.4             3.1          13.2

Provision for income taxes..................................      .3          3.4              .6           3.6
                                                               -----        -----           -----         -----

Income from continuing operations...........................     1.1         10.0             2.5           9.6

Loss from discontinued operations, net of tax...............    (4.7)        (1.2)           (3.8)         (1.4)

Loss from disposal of discontinued operations, net of tax...   (19.8)         ---           (10.3)          ---
                                                               -----        -----           -----         -----

Net income (loss)...........................................   (23.4%)        8.8%          (11.6%)         8.2%
                                                               =====        =====           =====         =====

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

    The following table highlights certain aspects of the Company's revenues for the three-month and six-month periods ended October 31, 1998 and 1997 adjusted for the discontinued operations:

                                                      Three Months Ended                             Six Months Ended
                                                          October 31,                                   October 31,
                                              ----------------------------------            ----------------------------------
                                                    1998               1997                       1998               1997
                                              ----------------   ---------------            ---------------   ----------------
                                                                   Reclassified               Reclassified       Reclassified
                                                                 ===============            ===============   ================

Revenues (thousands)                              $19,765            $21,701                    $38,209            $41,321
                                                  =======            =======                    =======            =======

  Broadband products.......................       $13,053            $12,485                    $25,117            $25,326
  Other products...........................         6,712              9,216                     13,092             15,995
                                                  -------            -------                    -------            -------
               Total.......................       $19,765            $21,701                    $38,209            $41,321
                                                  =======            =======                    =======            =======

Geographic coverage (thousands):
  Domestic.................................       $13,149            $10,635                    $25,268            $19,367
  International............................         6,616             11,066                     12,941             21,954
                                                  -------            -------                    -------            -------
               Total.......................       $19,765            $21,701                    $38,209            $41,321
                                                  =======            =======                    =======            =======

As a percent of revenues:
       Broadband products..................          66.0%              57.5%                      65.7%              61.3%
       Other products......................          34.0               42.5                       34.3               38.7
                                                  -------            -------                    -------            -------
               Total.......................         100.0%             100.0%                     100.0%             100.0%
                                                  =======            =======                    =======            =======

Geographic coverage:
       Domestic............................          66.5%              49.0%                      66.1%              46.9%
       International.......................          33.5               51.0                       33.9               53.1
                                                  -------            -------                    -------            -------
               Total.......................         100.0%             100.0%                     100.0%             100.0%
                                                  =======            =======                    =======            =======

Discontinued Operations

    In early November 1998, the Company announced it would discontinue its 980 nm pump laser business. Sales of the 980 nm product began fifteen months ago in the first quarter of fiscal year 1998 and have totaled
$1.4 million. Such revenue was below the Company's expectations due largely to rapid and continual price reductions in the marketplace. The necessary research and development costs which would further differentiate Ortel's product were not merited under these market conditions.

    For selected periods, the table below is a summary of the financial performance of this product line when segregated from continuing operations. Consolidated financial statements for the Company have been reclassified to remove the impact of this discontinued operation: (in thousands)

                                                      Three Months Ended                  Six Months Ended
                                                          October 31                         October 31
                                                 -----------------------------      -----------------------------
                                                     1998            1997                1998            1997
                                                 -------------   -------------      --------------   ------------
Revenue.....................................       $   429         $   388             $   795        $   478

Cost of Sales...............................           828             317               1,248            501
                                                   -------         -------             -------        -------

Gross Margin................................          (399)             71                (453)           (23)

Research and Development....................           471             345                 917            633
Sales & Marketing...........................           281              56                 428             88
General and Administrative..................           ---             ---                 ---            ---
                                                   -------         -------             -------        -------
Total operating expenses....................           752             401               1,345            721
                                                   -------         -------             -------        -------

Operating loss on discontinued operations...        (1,151)           (330)             (1,798)          (744)

Income tax on discontinued operations.......          (230)            (68)               (360)          (153)
                                                   -------         -------             -------        -------

Net loss on discontinued operations.........          (921)           (262)             (1,438)          (591)

Loss from disposal of discontinued..........        (3,919)            ---              (3,919)           ---
 operations, net of tax.....................       -------         -------             -------        -------

Combined net loss on discontinued
 operations and loss from disposal
 of discontinued operations, net of tax.....        (4,840)           (262)             (5,357)          (591)
                                                   =======         =======             =======        =======


Combined net loss per share on
 discontinued operations and loss from
 disposal of discontinued operations,
 net of tax
   Basic....................................       $  (.41)        $  (.02)            $  (.45)       $  (.05)
                                                   =======         =======             =======        =======
   Diluted..................................       $  (.39)        $  (.02)            $  (.42)       $  (.04)
                                                   =======         =======             =======        =======

Shares used in per share computation
   Basic....................................        11,860          11,624              11,897         11,555
   Diluted..................................        12,631          12,963              12,720         12,749

    In addition to the operating losses shown above, the Company has incurred or expects it will incur costs as a result of its exit from the market. These costs were recognized in the second quarter of this fiscal year and totaled $4.9 million before income tax and $3.9 million after tax. Significant items included in this write-off were expected product warranty costs, write-off of inventory, equipment and accounts receivable plus severance costs of the associated reduction in workforce.

    The discussion which follows is based on continuing operations and is based on the reclassified Balance Sheets and Income Statements presented in this report.

CONTINUING OPERATIONS
SECOND QUARTER

Revenues

     Revenues of $19.8 million for the second quarter ended October 31, 1998, decreased by 8.9% from $21.7 million in the comparable quarter of the previous year. This decrease was the result of total revenues from broadband products increasing 4.6% from $12.5 million in the prior year to $13.1 million in the current period while total revenues from all other products decreased 27.2% from $9.2 million in the prior year to $6.7 million in the current period. The increase in broadband product sales is the net impact of a significant reduction in demand from international customers (down 49%), particularly in Asia, more than offset by a surge in domestic demand (up 58%). The increased demand for domestic broadband products is related in part to the renewal of network upgrade programs at TCI as well as the continuation of upgrade projects by other U.S. CATV operators in anticipation of offering new interactive services such as high speed data and telephony. The reduction in other product revenues compared to the prior year reflects lower sales of the Company's wireless and satellite communications products as the former continues to reflect the slow pace of deployment of repeater products by wireless PCS operators while the Company's satellite communications business is subject to quarterly fluctuations.

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

    Sales to international customers totaled $6.6 million or 34% of revenues for the second quarter of fiscal 1999 compared to $11.1 million or 51% of revenues
for the comparable quarter last year.   The 40% decrease in sales to
international customers was primarily concentrated in Asia as various countries in that region continue to suffer from a number of economic ills.

Gross Profit

     Gross profit of $7.9 million for the second quarter ended October 31, 1998, was 40.1% of revenues compared to 45.1% in the prior year period. The lower gross margins in the current period reflect lower average pricing and a higher mix of products with lower margins.

Research and Development

    Research and development expense of $3.0 million for the second quarter ended October 31, 1998, decreased $.2 million or 5.8% from $3.2 million in the comparable quarter last year. With lower total revenues compared to last year, research and development expense as a percent of revenue was 15.2% as compared to 14.7% in the second quarter of the prior year.

Sales and Marketing

     Sales and marketing expense of $3.4 million in the second quarter ended October 31, 1998, increased 34% or $.9 million from $2.6 million in the comparable quarter last year. The increase was related in part to several non-recurring charges related to recent new hires and additional commitments for personnel to be added in the near future, additional product support costs related to attendance at a number of trade shows during the quarter, and start-up costs associated with additional sales offices in China and Singapore. With lower revenues, sales and marketing expense as a percent of revenue was 17.4% as compared to 11.8% in the prior year period.

General and Administrative

    General and administrative expenses of $1.8 million for the second quarter of fiscal 1999 increased by $.3 million or 19% from $1.5 million in the comparable period last year and increased as a percentage of revenues to 68.9% compared to 6.9% for the same quarter of fiscal 1998. The increase over the prior year is primarily related to recruiting efforts and additional expenses in support of business efforts in Asia and other strategic issues.

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Other Non-Operating Income (Expense)  WHERE ARE YOU GETTING YOUR NUMBERS???

    Interest income, net of interest expense, of $430,000 for the second quarter of fiscal 1999 increased by $90,000 from the comparable period last year primarily due to higher average cash balances. Other net income of $119,000 for the second quarter compares to $28,000 in the comparable quarter last year and represents a more favorable impact of foreign currency translation.

YEAR-TO-DATE

Revenues

    Revenues of $38.2 million for the first six months ended October 31, 1998 decreased by $3.1 million or 8% from $41.3 million in the comparable period of the previous year. Total revenues from broadband products at $25.1 million were equivalent to the comparable period of the previous year. Revenues of $13.1 million from the sale of wireless, satellite communications and other product applications decreased by $2.9 million or 18% compared to the prior year period.

    Sales to international customers totaled $12.9 million or 66% of revenues for the first six months of fiscal 1999 compared to $22 million or approximately 53% of revenues for the comparable period last year. As in the second quarter, the 41% decrease in sales to international customers was primarily concentrated in Asia as various countries in that region continue to suffer from a number of economic ills.

Gross Profit

    Gross profit of $15.9 million for the first six months of fiscal 1999 represented 41.5% of revenues compared to 45.1% in the comparable period last year. The decrease in gross margin compared to the prior year is primarily the result of lower sales volume in conjunction with lower average prices.

Research and Development

    Research and development expenses of $6.1 million for the first six months of fiscal 1999 increased by $.2 million or less than 4% from $5.9 million in the comparable period last year. With lower revenues compared to the prior year period, Research and Development expense as a percent of revenue increased to 16% compared to 14.3% in the comparable period last year.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)


Sales and Marketing

    Sales and marketing expenses of $6.1 million for the first six months of fiscal 1999 increased by $1.1 million or 22% from $5.0 million for the comparable period last year. With an 8% reduction in revenues, sales and marketing expenses as a percentage of revenues increased to 16% from 12.1% for the comparable period of fiscal 1998. The increase in spending compared to the prior year is primarily additional to hiring and relocation costs associated with enhancing the Company's worldwide sales organization, including opening sales offices in Singapore and Beijing.

General and Administrative

    General and administrative expenses of $3.3 million for the first six months of fiscal 1999 increased by $.5 million or 17% compared to $2.8 million for the comparable period last year and increased as a percentage of revenues to 8.6% from 6.8% for the same period. The increase is primarily related to recruiting costs and expenses in support of expanding business in Asia.

Other Non-Operating Income (Expense)

    Interest income, net of interest expense, of $689,,000 for the first six months of 1999 increased by $65,000 from the comparable period last year primarily due to higher average cash balances. Other non-operating expense of $163,000 for the first six months compares to a loss of $69,000 in the comparable period last year and is primarily due to favorable changes in foreign currency during this period of time.

LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 1998, the Company had working capital of $47.4 million, including $12.9 million in cash and cash equivalents and $16.1 million in short-term investments. For the six-month period ended October 31, 1998, the Company's operating activities generated $838,000 in cash. Cash from operating activities includes net loss of $4.4 million offset by non-funded future costs related to discontinued operations. Depreciation and amortization of $3.2 million also offset the operating loss. Trade accounts receivable increased $3.4 million which was partially offset by an increase in accounts payable of $2.5 million.

The Company considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the foreseeable future, including planned capital expenditure programs, working capital requirements, and any Year 2000 remediation plans.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

    The Company has maintained an unsecured line of credit totaling $5 million with Bank of America which was renewed from time to time. No borrowings were ever made under this credit facility. The line of credit, originally set to expire on September 30, 1998, was first extended to October 31, 1998, and then allowed to expire. The Company may reactivate this credit line in the future.

YEAR 2000

    ASSESSMENT

    The Company has formed a committee and begun the assessment process of how it may be impacted by the Year 2000 issue. The committee will develop a plan which outlines additional steps required to complete the assessment and remediation including timeframe. The Company engaged outside consultants to perform an initial assessment and provide the Company with guidance in the assessment phase. It may be necessary to continue to contract with third parties during remediation.

    COST

    The Company's cost estimate for becoming Year 2000 compliant is not yet complete. Incremental spending to date has been less than $100,000.

    RISKS

    If all Year 2000 issues are not properly identified, or assessment, remediation and testing are not affected in a timely manner with respect to problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

    CONTINGENCY PLAN

    The Company has not yet completed a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. As a result, the Company has not developed a plan for dealing with the most reasonably likely worst case scenario.

TRANSITION TO THE EURO

    The Euro is scheduled to be introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro will be set for the eleven participating EMU member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and Euro bills and coins will be used in the eleven participating countries.

    Transition to the Euro may create a few business issues for the Company include product pricing policies and ensuring the continuity of business and financial contracts. For its European subsidiaries, accounting systems, tax books, payroll systems and bank accounts will all require conversion. The Company is addressing these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Stockholders was held September 25, 1998 for the following purposes:

    1. Proposal One: The election of the following members of the Board of Directors was approved as follows:

        Name                      For                 Withhold
        ----                      ---                 --------
        Wim H.J. Selders          10,097,756          259,183
        Amnon Yariv               10,097,756          259,183

    2. Proposal Two: The ratification of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ended April 30, 1999 was approved as follows:


        For                       Against             Abstain
        ---                       -------             -------
        10,347,423                2,691               6,825

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits.

         Reference is hereby made to the Exhibit Index commencing on page 20.

     b. Shortly after the end of the second fiscal quarter, the Company announced the discontinuance of its 980nm pump laser business. A report on Form 8-K discussing this fact was filed on November 12, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: December 14, 1998                ORTEL CORPORATION

                                          (Registrant)



                                       By: /s/WIM H.J. SELDERS
                                           -------------------
                                           Wim H.J. Selders,
                                           President and Chief Executive
                                           Officer



                                       By: /s/STEPHEN K. WORKMAN
                                           ---------------------
                                           Stephen K. Workman,
                                           Vice President, Finance and Chief
                                           Financial Officer

EXHIBIT INDEX

Exhibit No.                              Document Description                                    Page No.
-----------                              --------------------                                    --------
      3.1           Certificate of Incorporation.                                                 (Note 1)
      3.2           Bylaws of Ortel Corporation.                                                  (Note 1)
      4.1           Common Stock Purchase Agreement, dated March 26, 1990, between                (Note 1)
                    Sumitomo Cement Co., Ltd. and Ortel Corporation.
      4.2           Modification Agreement, dated 1985, between Ortel Corporation and             (Note 1)
                    certain investors.
     10.1           Lease, dated September 23, 1991, between Ortel Corporation and Rim            (Note 1)
                    Development Co.
     10.2           Lease, dated May 20, 1994, between Ortel Corporation and                      (Note 1)
                    Wai Fong Un.
     10.3           Employment Agreement, dated September 14, 1990, between Ortel                 (Note 1)
                    Corporation and Wim H.J. Selders.
     10.4           Employment Agreement, dated September 14, 1990, between Ortel                 (Note 1)
                    Corporation and Israel Ury.
     10.5           Employment Agreement, dated September 14, 1990, between Ortel                 (Note 1)
                    Corporation and Nadav Bar-Chaim.
     10.6           1981 Incentive Stock Option Plan of Ortel Corporation.                        (Note 1)
     10.7           1990 Stock Option Plan of Ortel Corporation.                                  (Note 1)
     10.8           Form of Indemnification Agreement.                                            (Note 1)
     10.9           Key Shareholders Agreement, dated as of March 26, 1990, among Wim             (Note 1)
                    H.J. Selders, Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo Cement
                    Co., Ltd., The Ury Family Trust and Ortel Corporation.
    10.10           Agreement Concerning Certain Financial and Business Arrangements,             (Note 1)
                    dated as of March 26, 1990 between Sumitomo Cement Co., Ltd. and
                    Ortel Corporation.
    10.11           1994 Equity Participation Plan of Ortel Corporation.                          (Note 1)
    10.12           Severance Agreement, dated as of August 26, 1994, between Ortel               (Note 1)
                    Corporation and Stephen K. Workman.
    10.13           Stock Purchase Agreement dated March 12, 1996 between Hakan                   (Note 2)
                    Samuelsson and Ortel Corporation.
    10.14           Loan Agreement, dated June 2, 1995 between Ortel Corporation and              (Note 3)
                    Bank of America.
    10.15           Amendment No. 2 dated September 9, 1997 to Loan Agrmt dated June 2,           (Note 5)
                    1995 between Ortel Corporation and Bank of America.
    10.16           Severance Agreement, dated December 1, 1997, between Ortel                    (Note 6)
                    Corporation and Douglas H. Morais.
    10.17           Severance Agreement, dated March 6, 1998, between Ortel Corporation           (Note 7)
                    and Lyle B. Boarts
    10.18           Amendment No. 3 dated August 20, 1998 to Loan Agreement dated June
                    2, 1995 between Ortel Corporation and Bank of America NT & SA
    10.19           Severance Agreement dated November 6, 1998, between Ortel
                    Corporation and William J. Moore
    10.20           Severance Agreement, dated November 9, 1998, between Ortel
                    Corporation and George B. Holmes
    10.21           Amendment dated November 9, 1998 to Severance Agreement, dated
                    August 26, 1994, between Ortel Corporation and  Stephen K. Workman

    10.22           Amendment dated November 9, 1998 to Severance Agreement, dated
                    March 6, 1998, between Ortel Corporation  and Lyle B. Boarts.
     21.1           Subsidiaries of Ortel Corporation.                                            (Note 7)
     23.1           Consent of KPMG Peat Marwick LLP.                                             (Note 7)
     27.0           Financial Data Schedule

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
