Form 10-Q
period 1999-01-31
ORTEL CORP/DE/
filed 1999-03-17
CIK 928878

                       SECURITES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  -------------------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                          Commission File No. 0-22598

                               ORTEL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                              95-3494360
       (State or Other Jurisdiction of             (I.R.S.Employer
       Incorporation or Organization)              Identification No.)


           2015 West Chestnut Street, Alhambra, California 91803-1542
              (Address of Principal Executive Offices)  (Zip Code)

       Registrant's Telephone Number, Including Area Code: (626) 281-3636

                                not applicable
       --------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---

   As of January 31, 1999, there were 11,916,119 shares of the registrant's $.001 par value Common Stock outstanding.

                               ORTEL CORPORATION

                                     INDEX

PART I       FINANCIAL INFORMATION                                                                   Page(s)
                                                                                                  --------------

Item 1.      Financial Statements

                    Condensed Consolidated Balance Sheets as of January 31, 1999 and April 30,
                    1998.......................................................................             3

                    Condensed Consolidated Statements of Operations for the fiscal quarter and
                    nine months ended January 31, 1999 and 1998................................             4

                    Condensed Consolidated Statements of Cash Flows for the nine months ended
                    January 31,1999 and 1998...................................................             5

                    Notes to Condensed Consolidated Financial Statements.......................           6-9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations........................................................................         10-17

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K/A................................................            18

Signatures.....................................................................................            19

Index to Exhibits..............................................................................         20-21

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements
                               ORTEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                             January 31,        April 30,
                                                                                                 1999              1998
                                                                                          -----------------------------------
ASSETS                                                                                       (unaudited)        (audited &
------                                                                                                        reclassified)
Current assets:
  Cash and cash equivalents...............................................................       $ 9,742              $12,656
  Short-term investments..................................................................        16,618               16,012
  Accounts receivable (net)...............................................................        12,807               12,819
  Other receivables.......................................................................         1,945                1,415
  Inventories.............................................................................        11,862               10,492
  Income tax receivables..................................................................           861                   71
  Deferred tax assets.....................................................................         2,911                2,775
  Prepaid and other current assets........................................................         1,213                1,281
  Current assets, discontinued operations.................................................             -                  936
                                                                                                 -------              -------
   Total current assets...................................................................        57,959               58,457

Property, equipment and improvements (net)................................................        18,505               19,492
Intangible assets.........................................................................         2,238                2,581
Other assets..............................................................................         9,563                8,802
Long-term assets, discontinued operations.................................................             -                1,009
                                                                                                 -------              -------
   Total assets...........................................................................       $88,265              $90,341
                                                                                                 =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable........................................................................         5,004                3,685
  Accrued payroll and related costs.......................................................         2,627                2,899
  Other accrued liabilities...............................................................         2,578                2,538
  Income taxes payable....................................................................            --                  172
  Accrued liabilities, discontinued operations............................................         1,895                    -
                                                                                                 -------              -------
   Total current liabilities..............................................................        12,144                9,294
Deferred income...........................................................................           172                  400
Deferred income taxes.....................................................................             -                1,598
Minority interest.........................................................................           226                  265

Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000,000 shares, none issued
  and outstanding.........................................................................             -                    -
  Common stock, $.001 par value; authorized 25,000,000 shares, 11,916,119
  And 11,499,743 issued and outstanding at January 31, 1999 and
  April 30, 1998, respectively............................................................            12                   12
  Additional paid-in capital..............................................................        54,886               53,101
  Retained earnings.......................................................................        21,907               27,449
  Loans receivable........................................................................          (702)              (1,460)
  Accumulated other comprehensive income (loss)...........................................          (380)                (318)
                                                                                                 -------              -------
   Net stockholders' equity...............................................................        75,723               78,784
                                                                                                 -------              -------

   Total liabilities and stockholders' equity.............................................       $88,265              $90,341
                                                                                                 =======              =======

 Note: Certain amounts related to discontinued operations have been reclassified to conform to current year presentation. See accompanying notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements
                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                                                    Three Months Ended             Nine Months Ended
                                                                        January 31,                   January 31,
                                                              ---------------------------
                                                                   1999          1998            1999            1998
                                                                 ---------   -------------   -------------   -------------
                                                                             Reclassified    Reclassified    Reclassified

Revenues......................................................    $16,915         $18,589         $55,124         $59,910
Cost of revenues..............................................     11,447          11,378          33,788          34,057
                                                                  -------         -------         -------         -------

  Gross profit................................................      5,468           7,211          21,336          25,853

Operating expenses:...........................................
  Research and development....................................      3,017           2,780           9,137           8,679
  Sales and marketing.........................................      2,729           2,290           8,838           7,295
  General and administrative..................................      1,416           1,604           4,729           4,432
                                                                  -------         -------         -------         -------

    Total operating expenses..................................      7,162           6,674          22,704          20,406
                                                                  -------         -------         -------         -------

Operating income (loss).......................................     (1,694)            537          (1,368)          5,447

Interest income (net).........................................        212             367             901             991
Other non-operating income (expense)..........................         73            (111)            236            (180)
                                                                  -------         -------         -------         -------

Income (loss) from continuing ops before income taxes.........     (1,409)            793            (231)          6,258
Provision (credit) for income taxes...........................       (289)            188             (46)          1,656
                                                                  -------         -------         -------         -------

Income (loss) from continuing operations......................    $(1,120)        $   605         $  (185)        $ 4,602
Loss from discontinued operations, net of tax.................         --            (234)         (1,438)           (825)
Loss from disposal of discontinued operations, net of tax.....         --               -          (3,919)              -
                                                                  -------         -------         -------         -------

Net income (loss).............................................    $(1,120)        $   371         $(5,542)        $ 3,777
                                                                  =======         =======         =======         =======

Net Income (loss) per share:
   Basic
   Income (loss) from continuing operations...................    $  (.09)        $   .05         $  (.02         $   .40
   Loss from discontinued operations..........................    $    --         $  (.02)        $  (.45)        $  (.07)
                                                                  -------         -------         -------         -------
   Net income (loss)..........................................    $  (.09)        $   .03         $  (.47)        $   .33
                                                                  =======         =======         =======         =======

   Diluted
   Income (loss) from continuing operations...................    $  (.09)        $   .05         $  (.02)        $   .36
   Loss from discontinued operations..........................    $    --         $  (.02)        $  (.45)        $  (.06)
                                                                  -------         -------         -------         -------
   Net income (loss)..........................................    $  (.09)        $   .03         $  (.47)        $   .30
                                                                  =======         =======         =======         =======

Shares used in per share computations:
   Basic......................................................     11,920          11,684          11,844          11,611
                                                                  =======         =======         =======         =======
   Diluted....................................................     11,920          12,654          11,844          12,736
                                                                  =======         =======         =======         =======

Note:  Certain amounts related to discontinued operations have been reclassified
to conform to current year presentation.   See accompanying notes to condensed
consolidated financial statements.

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                               Nine Months Ended
                                                                                  ---------------------------------------
                                                                                        January 31,         January 31,
                                                                                           1999                1998
                                                                                     -----------------   -----------------
Cash flows from operating activities:                                                                      Reclassified
Net income (loss).................................................................            $(5,542)           $  3,777
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization..................................................              4,773               4,321
   Gain on disposal of equipment..................................................                 12                   2
   Increase (decrease) in minority interest in subsidiaries.......................                (38)                (12)
   Compensation expense related to Photon stock options...........................                 80                  81
   Anticipated costs of discontinued operations...................................              2,961                   -
Changes in operating assets & liabilities (net of effects of acquisitions):
   Receivables....................................................................               (716)             (1,426)
   Inventories....................................................................             (1,687)              2,346
   Deferred tax assets............................................................               (136)                (57)
   Prepaid and other assets.......................................................                736                (169)
   Intangible assets..............................................................                  -                 (74)
   Accounts payable...............................................................              1,359              (1,375)
   Accrued payroll and related costs..............................................               (273)             (1,529)
   Other accrued liabilities......................................................                 40                (716)
   Deferred income................................................................               (401)                (14)
   Deferred income taxes..........................................................               (446)                 27
   Income taxes payable...........................................................               (503)             (1,331)
                                                                                              -------            --------
          Net cash provided by operating activities...............................                219               3,851
                                                                                              -------            --------

Cash flows from investing activities:
Capital expenditures..............................................................             (3,427)             (4,845)
Investment in subsidiaries and affiliates (net of cash acquired)..................             (1,500)             (5,437)
Short-term investments............................................................               (606)             (1,770)
                                                                                              -------            --------
          Net cash (used in) investing activities.................................             (5,533)            (12,052)

Cash flows from financing activities:
Proceeds from issuance of common stock, net.......................................              1,776                 889
Proceeds from repayment of stockholder loans......................................                775                  88
                                                                                              -------            --------
          Net cash provided by financing activities...............................              2,551                 977

Effect of exchange rates..........................................................               (151)               (110)
                                                                                              -------            --------
          Net increase (decrease) in cash and equivalents.........................             (2,914)             (7,334)
Cash and cash equivalents, beginning of period....................................             12,656              18,865
                                                                                              -------            --------
Cash and cash equivalents, end of period..........................................            $ 9,742            $ 11,531
                                                                                              =======            ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for
  Interest........................................................................            $    36            $      8
  Income taxes....................................................................            $   780            $  2,557
Supplemental disclosure of non-cash financing activities:
       Loans to related parties for stock option exercises........................            $   ---            $    231

   Note:  Certain amounts related to discontinued operations have been
   reclassified to conform to current year presentation.   See accompanying
   notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                               ORTEL CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1998 which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position at January 31, 1999, and the condensed consolidated results of operations for the nine-month periods ended January 31, 1999 and January 31, 1998, and the condensed consolidated cash flows for the nine-month periods ended January 31, 1999, and January 31, 1998 in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.

    The results of operations for the nine-month period ended January 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year and should be read in conjunction with a discussion of risk factors in the Company's annual report for the fiscal year ended April 30, 1998.

2.  Per Share Information
    ---------------------

    Net income (loss) per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options.

    Common equivalent shares are excluded from the computation if the effect is anti-dilutive.

                                                           Three Months Ended             Nine Months Ended
                                                               January 31,                   January 31,
                                                    ------------------------------   ----------------------------
                                                           1999           1998           1999           1998
                                                           ----           ----           ----           ----
Shares used in per share computations:
  Basic...........................................        11,920         11,684         11,844         11,611
   Stock Options..................................            --            970             --          1,125
                                                          ------         ------         ------         ------
  Diluted.........................................        11,920         12,654         11,844         12,736
                                                          ======         ======         ======         ======

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

3.  Income Taxes
    ------------

    Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

4.  Inventories
    -----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                        January  31, 1999                   April 30, 1998
                                                   ------------------------            ---------------------
                                                           (unaudited)                        (audited)

Raw materials......................................           $ 5,687                          $ 4,641

Work-in-process....................................             4,817                            4,886

Finished goods.....................................             1,358                              965
                                                              -------                          -------

     Total inventories.............................           $11,862                          $10,492
                                                              =======                          =======

5.  Cash Equivalents
    ----------------

    Cash equivalents (defined as marketable securities with original maturities of 90 days or less which can be liquidated in a manner that is equivalent to cash) were $7.6 million and $7.8 million as of January 31, 1999 and April 30, 1998, respectively, and short-term investments (marketable securities with maturities of more than 90 days) were $16.6 million and $16.0 million as of January 31, 1999, and April 30, 1998, respectively.

    Under Financial Accounting Standards Board Statement 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At January 31, 1999 and April 30, 1998, the Company's marketable investment securities consisted principally of highly liquid investments in tax-free municipal obligations with various maturity dates through June 15, 2001.

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)


6.  Other Comprehensive Income
    --------------------------

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components

    The components of other comprehensive (loss) income, net of tax, are as follows (in thousands):

                                                       Three Months Ended                        Nine Months Ended
                                                           January 31                               January 31
                                             ----------------------------------      -------------------------------------
                                                    1999              1998                    1999               1998
                                               -------------   ----------------        ----------------   ----------------
                                                                  Reclassified            Reclassified       Reclassified

     Net income (loss).......................        $(1,120)             $ 371                 $(5,542)            $3,777
     Change in unrealized gain (loss) on
      available-for-sale investments.........            (70)                --                     (70)               (28)

     Gain (loss) on foreign currency
      translation adjustments................
                                                        (103)              (221)                   (120)               (87)
                                                     -------              -----                 -------             ------
     Total other comprehensive income (loss).
                                                     $(1,293)             $ 150                 $(5,732)            $3,662
                                                     =======              =====                 =======             ======

     Note: Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.

     Accumulated other comprehensive income (loss) presented on the accompanying consolidated balance sheets consists of the following (in thousands):

                                                                                January  31,                        April 30,
                                                                                    1999                              1998
                                                                        ------------------------            ---------------------
                                                                                (unaudited)                         (audited)

                     Unrealized gains on available-for-
                     sale investments...................                            $ 112                            $  24
                     Foreign currency translation
                     adjustments (loss).................                             (492)                            (342)
                                                                                    ------                            -----

                     Total accumulated other
                     comprehensive income (loss)........                            $(380)                           $(318)
                                                                                     =====                            =====

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements


                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

7.      Discontinued Operations
        -----------------------

        The Company discontinued its 980 nm pump laser business in early November 1998. Certain amounts on the Balance Sheets and Statements of Operations related to discontinued operations have been reclassified to conform to current period presentation. See below for further discussion on the discontinuance.

        All assets related to the discontinued business were written off including accounts receivable, inventory and fixed assets. The remaining liability of $1.9 million related to discontinued operations includes provisions for expected product warranty costs, purchase order cancellation charges and other expenses related to the discontinuance.

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

Results of Operations

    The following table sets forth the statements of operations as a percentage of revenues adjusted for the discontinued operations:

                                                       Three Months Ended               Nine Months Ended
                                                           January 31,                     January 31,
                                                  -------------------------------------------------------------
                                                      1999         1998                1999            1998
                                                     -------   -------------      --------------   -------------
                                                               Reclassified        Reclassified    Reclassified

Revenues..........................................   100.0%           100.0%             100.0%           100.0%
Cost of revenues..................................    67.7             61.2               61.3             56.8
                                                     -----            -----              -----            -----

  Gross profit....................................    32.3             38.8               38.7             43.2

Operating expenses:
  Research and development........................    17.8             15.0               16.6             14.5
  Sales and marketing.............................    16.1             12.3               16.0             12.2
  General and administrative......................     8.4              8.6                8.6              7.4
                                                     -----            -----              -----            -----

  Total operating expenses........................    42.3             35.9               41.2             34.1
                                                     -----            -----              -----            -----

Operating income (loss)...........................   (10.0)             2.9               (2.5)             9.1
Interest income...................................     1.3              2.0                1.6              1.7
Other income, net.................................      .4              (.6)                .5              (.3)
                                                     -----            -----              -----            -----

Income (loss) from continuing operations before
 income taxes.....................................    (8.3)             4.3                (.4)            10.5

Provision (credit) for income taxes...............    (1.7)             1.0                 .1              2.8
                                                     -----            -----              -----            -----

Income (loss) from continuing operations..........    (6.6)             3.3                (.3)             7.7
Loss from discontinued operations, net of tax.....      --             (1.3)              (2.6)            (1.4)
Loss from disposal of discontinued operations,
 net of tax.......................................      --                -               (7.1)               -
                                                     -----            -----              -----            -----

Net income (loss).................................    (6.6%)            2.0%             (10.0%)            6.3%
                                                     =====            =====              =====            =====

PART I  -   FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations (continued)

    The following table highlights certain aspects of the Company's revenues for the three-month and nine-month periods ended January 31, 1999 and 1998 adjusted for the discontinued operation:

                                                     Three Months Ended                           Nine Months Ended
                                                     January 31, 1999,                               January 31,
                                         --------------------------------------       -------------------------------------
                                                  1999               1998                      1999               1998
                                            ----------------   -----------------         ----------------   ----------------
                                                                 Reclassified              Reclassified       Reclassified

Revenues (thousands):
  Broadband products.....................           $11,968             $11,262                  $37,085            $36,588
  Other products.........................             4,947               7,327                   18,039             23,322
                                                    -------             -------                  -------            -------
          Total..........................           $16,915             $18,589                  $55,124            $59,910
                                                    =======             =======                  =======            =======

Geographic coverage (thousands):
  Domestic...............................           $10,203             $10,052                  $35,562            $29,419
  International..........................             6,712               8,537                   19,562             30,491
                                                    -------             -------                  -------            -------
          Total..........................           $16,915             $18,589                  $55,124            $59,910
                                                    =======             =======                  =======            =======

As a percent of revenues:
  Broadband products.....................              70.8%               60.6%                    67.3%              61.1%
  Other products.........................              29.2                39.4                     32.7               38.9
                                                    -------             -------                  -------            -------
          Total..........................             100.0%              100.0%                   100.0%             100.0%
                                                    =======             =======                  =======            =======

Geographic coverage:
  Domestic...............................              60.3%               54.1%                    64.5%              49.1%
  International..........................              39.7                45.9                     35.5               50.9
                                                    -------             -------                  -------            -------
          Total..........................             100.0%              100.0%                   100.0%             100.0%
                                                    =======             =======                  =======            =======


Discontinued Operations

    In early November 1998, the Company announced it would discontinue its 980 nm pump laser business. Sales of the 980 nm product began in the first quarter of fiscal year 1998 and totaled $1.4 million. Such revenue was below the Company's expectations due largely to rapid and continual price reductions in the marketplace. The necessary research and development costs, which would further differentiate Ortel's product, were not merited under these market conditions.

PART I  -   FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Discontinued Operations (continued)

    For selected periods, the table below is a summary of the financial performance of this product line when segregated from continuing operations. Consolidated financial statements for the Company have been reclassified to remove the impact of the discontinued operation (in thousands):

                                              Three Months Ended                          Nine Months Ended
                                                  January 31                                  January 31
                                      ------------------------------              ------------------------------
                                             1999           1998                         1999            1998
                                         ------------   -------------                -------------   ------------
Revenues..............................        $   ---        $   180                      $   795        $   658
Cost of revenues......................            ---            153                        1,248            654
                                         ------------        -------                      -------        -------

   Gross profit.......................            ---             27                         (453)             4

Operating expenses:
  Research and development............            ---            510                          917          1,143
  Sales and marketing.................            ---             40                          428            128
  General and administrative..........              -              -                            -              -
                                         ------------        -------                      -------        -------

  Total operating expenses............            ---            550                        1,345          1,271
                                         ------------        -------                      -------        -------

Operating loss on discontinued                    ---           (523)                      (1,798)        (1,267)
 operations...........................
Income tax on discontinued operations.            ---           (289)                        (360)          (442)
                                         ------------        -------                      -------        -------

Net loss  on discontinued operations..            ---           (234)                      (1,438)          (825)

Loss from disposal of discontinued
 operations, net of tax...............            ---              -                       (3,919)             -
                                         ------------        -------                      -------        -------

Combined net loss on discontinued
 operations and loss from disposal of
 discontinued operations, net of tax..        $   ---        $  (234)                     $(5,357)       $  (825)
                                         ============        =======                      =======        =======

Combined net loss per share on
 discontinued operations and loss
 from disposal of discontinued
 operations:
   Basic..............................        $   ---          $(.02)                       $(.45)        $( .07)
                                         ============        =======                      =======        =======
   Diluted............................        $   ---          $(.02)                       $(.45)        $( .06)
                                         ============        =======                      =======        =======

Shares used in per share computation:
   Basic..............................         11,920         11,684                       11,844         11,611
   Diluted............................         11,920         12,654                       11,844         12,736

PART I  -   FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Discontinued Operations (continued)

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

Continuing  Operations

Third Quarter ended January 31, 1999

    The discussion that follows is based on continuing operations and is based on the reclassified Balance Sheets and Statements of Operations presented in this report.

Revenues

   Revenues of $16.9 million for the third quarter ended January 31, 1999, decreased by 9.1% from $18.6 million in the comparable quarter of the previous year. This decrease was the result of total revenues from broadband products increasing 6.2% from $11.3 million in the prior year to $12.0 million in the current period while total revenues from all other products decreasing 32.5% from $7.3 million in the prior year to $4.9 million in the current period. The increase in broadband product sales is the result of a 20% increase in demand from international customers. The reduction in other product revenues compared to the prior year, reflects lower sales of the Company's wireless and satellite communications products. Wireless revenues continue to reflect the slow pace of deployment of repeater products by wireless PCS operators while the Company's satellite communications business is subject to quarterly fluctuations.

    Sales to international customers totaled $6.7 million or 40% of revenues for the third quarter of fiscal 1999 compared to $8.5 million or 46% of revenues for
the comparable quarter last year.   The 21% decrease in sales to international
customers was primarily the result of a large one-time wireless opportunity in Korea in the prior fiscal year

Gross Profit

    Gross profit of $5.5 million for the third quarter ended January 31, 1999, was 32.3% of revenues compared to 38.8% in the prior year period. The lower gross margins in the current period reflect lower average pricing and a greater mix of products with lower margins.

PART I  -   FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Third Quarter ended January 31, 1999 (continued)

Research and Development

    Research and development expense of $3.0 million for the third quarter ended January 31, 1999, increased $200,000 or 9% from $2.8 million in the comparable quarter last year and is in line with the Company's on-going investment in its fiber optics and wireless businesses. With lower total revenues compared to last year, research and development expense as a percent of revenue was 17.8% compared to 15.0% in the third quarter of the prior year.

Sales and Marketing

   Sales and marketing expense of $2.7 million in the third quarter ended January 31, 1999, increased 19% or $400,000 from $2.3 million in the comparable quarter last year. The increase was primarily due to the addition of sales personnel in the U.S. and Asia. With lower revenues, sales and marketing expense as a percent of revenue was 16.1% compared to 12.3% in the third quarter of the prior year.

General and Administrative

    General and administrative expenses of $1.4 million for the third quarter of fiscal 1999 decreased by $200,000 or 12% from $1.6 million in the comparable period last year and decreased as a percentage of revenues to 8.4% compared to 8.6% for the same quarter of fiscal 1998. The decrease compared to the prior year is the result of intentional cost reductions in discretionary spending.

Other Non-Operating Income (Expense)

    Interest income, net of interest expense, of $212,000 for the third quarter of fiscal 1999 decreased by $155,000 from the comparable period last year primarily due to lower average cash balances. Other net income of $73,000 for the third quarter compares to a loss of $111,000 in the comparable quarter last year and represents a more favorable impact of foreign currency translation.

PART I  -   FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Nine Months ended January 31, 1999

Revenues

    Revenues of $55.1 million for the nine months ended January 31, 1999 decreased by $4.8 million or 8% from $59.9 million in the comparable period of the previous year. Total revenues from broadband products at $37.1 million were equivalent to the comparable period of the previous year. Revenues of $18.0 million from the sale of wireless, satellite communications and other product applications decreased by $5.3 million or 23% compared to the prior year period.

    Sales to international customers totaled $19.6 million or 36% of revenues for the nine months of fiscal 1999 compared to $30.5 million or approximately 51% of revenues for the comparable period last year. As in the third quarter, the 36% decrease in sales to international customers was primarily concentrated in Asia as various countries in that region continue to suffer from the effects of a down turn in their economy. Almost half of the decrease relates to a one-time multi-million dollar wireless sale in the prior fiscal year.

Gross Profit

    Gross profit of $21.3 million for the nine months of fiscal 1999 represented 38.7% of revenues compared to 43.2% in the comparable period last year. The decrease in gross margin compared to the prior year is primarily the result of lower sales volume in conjunction with lower average prices.

Research and Development

    Research and development expenses of $9.1 million for the nine months of fiscal 1999 increased by $400,000 or 5% from $8.7 million in the comparable period last year and is in line with the Company's on-going investments in its fiber optics and wireless businesses. With lower revenues compared to the prior year period, Research and Development expense as a percent of revenue increased to 16.6% compared to 14.5% in the comparable period last year.

Sales and Marketing

    Sales and marketing expenses of $8.8 million for the nine months of fiscal 1999 increased by $1.5 million or 21% from $7.3 million for the comparable period last year. With an 8% reduction in revenues, sales and marketing expenses as a percentage of revenues increased to 16% from 12.2% for the comparable period of fiscal 1998. The increase in spending compared to the prior year is primarily additional hiring and relocation costs associated with enhancing the Company's worldwide sales organization, including opening sales offices in Singapore and Beijing.

PART I  -   FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Nine Months ended January 31, 1999 (continued)

General and Administrative

    General and administrative expenses of $4.7 million for the nine months of fiscal 1999 increased by $300,000 or 7% compared to $4.4 million for the comparable period last year and increased as a percentage of revenues to 8.6% from 7.4% for the same period. The increase is primarily third-party administrative expenses in support of expanding business in Asia.

Other Non-Operating Income (Expense)

    Interest income, net of interest expense, of $901,000 for the nine months of 1999 decreased by $90,000 from the comparable period last year primarily due to lower average cash balances. Other non-operating income of $236,000 for the nine months compares to a loss of $180,000 in the comparable period last year and is primarily due to favorable changes in foreign currency during this period of time.

Liquidity and Capital Resources

    At January 31, 1999, the Company had working capital of $45.8 million, including $9.7 million in cash and cash equivalents and $16.6 million in short-term investments. For the nine-month period ended January 31, 1999, the Company's operating activities generated $219,000 in cash. Cash from operating activities includes net loss of $5.5 million partially offset by non-funded future costs related to discontinued operations of almost $3.0 million. Depreciation and amortization of $4.8 million offset the operating loss significantly. Trade accounts receivable and inventory increased by $716,000 and $1.7 million, respectively, which was partially offset by a decrease in prepaid and other assets of $736,000. Increases in accounts payable of $1.4 million were offset by decreases in deferred income and income taxes payable. The Company increased its investment in Tellium, Inc. by $1.5 million in the current quarter to a total of $6.5 million. Net proceeds from issuance of common stock of $1.8 million includes the repurchase of 28,600 shares of its common stock at a cost of $249,000 during the third quarter.

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
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Year 2000
Assessment
    The Company engaged outside consultants to perform an initial assessment and provide the Company with guidance in the assessment phase. An internal committee was formed to specifically address all Y2K issues.

    All hardware and software connected to the Company's primary computer network (information technology) has been inventoried and remediation is in process. A small number of older model personal computers will be replaced because they cannot be made Y2K compliant. An upgrade of the Company's primary business software is scheduled to be implemented before June 30, 1999.

    The committee also conducted an inventory covering approximately 95% all non-infomation technology systems used in the U.S. operations and remediation has begun. The balance of the U.S. inventory and all international locations are expected to be inventoried and in remediation by March 31, 1999. It may be necessary to continue to contract with third parties during remediation.

    The Company's products have been reviewed for Y2K compliance. Most of the Company's products do not contain any reference to a date nor do the products access or manipulate dates which may be available elsewhere in the customer's system. Approximately 85% of the Company's revenue are products with no Y2K implications. However, some products, primarily repeater products, do contain a date or reference a date. Such products serve a niche aspect of the Wireless marketplace and have represented less than 15% of the Company's revenues in the past two fiscal years. Remediation is in process and is expected to be complete by August 31, 1999.

    The Company contacted key suppliers and has received responses from many of them indicating compliance. Key suppliers who have not yet responded and all other vendors will be contacted by April 30, 1999, and asked to provide compliance certificates

Costs
    The Company's cost estimate for becoming Year 2000 compliant is not yet complete. Incremental spending for the nine-month period ended January 31, 1999, has been less than $150,000.

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

            b. Shortly after the end of the second fiscal quarter, the Company announced the discontinuance of its 980 nm pump laser business. A report on Form 8-K discussing this fact was filed on November 12, 1998. A report on Form 8-K/A was filed on January 25, 1999 reporting pro forma Statements of Operations segregating discontinued operations for the six-months ended October 31, 1998 and fiscal year ended April 30, 1998. Also reported was a Balance Sheet for April 30, 1998 which segregated and reclassified amounts related to discontinued operations.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 16, 1999                ORTEL CORPORATION
                                         (Registrant)


                                     By: /s/Wim H.J. Selders
                                         ------------------------------------
                                         Wim H.J. Selders,
                                         President and Chief Executive Officer


                                     By: /s/Roger Hay
                                         ------------------------------------
                                         Roger Hay
                                         Vice President, Finance and Chief
                                         Financial Officer

                                 EXHIBIT INDEX

   Exhibit No.                                  Document Description                                       Page No.
   -----------                                  --------------------                                       --------
        3.1          Certificate of Incorporation.                                                         (Note 1)
        3.2          Bylaws of Ortel Corporation.                                                          (Note 1)
        4.1          Common Stock Purchase Agreement, dated March 26, 1990, between Sumitomo               (Note 1)
                     Cement Co., Ltd. and Ortel Corporation.
        4.2          Modification Agreement, dated 1985, between Ortel Corporation and certain             (Note 1)
                     investors.
       10.1          Lease, dated September 23, 1991, between Ortel Corporation and Rim                    (Note 1)
                     Development Co.
       10.2          Lease, dated May 20, 1994, between Ortel Corporation and                              (Note 1)
                     Wai Fong Un.
       10.3          Employment Agreement, dated September 14, 1990, between Ortel Corporation             (Note 1)
                     and Wim H.J. Selders.
       10.4          Employment Agreement, dated September 14, 1990, between Ortel Corporation             (Note 1)
                     and Israel Ury.
       10.5          Employment Agreement, dated September 14, 1990, between Ortel Corporation             (Note 1)
                     and Nadav Bar-Chaim.
       10.6          1981 Incentive Stock Option Plan of Ortel Corporation.                                (Note 1)
       10.7          1990 Stock Option Plan of Ortel Corporation.                                          (Note 1)
       10.8          Form of Indemnification Agreement.                                                    (Note 1)
       10.9          Key Shareholders Agreement, dated as of March 26, 1990, among Wim H.J.                (Note 1)
                     Selders, Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo Cement Co., Ltd., The
                     Ury Family Trust and Ortel Corporation.
      10.10          Agreement Concerning Certain Financial and Business Arrangements, dated as            (Note 1)
                     of March 26, 1990 between Sumitomo Cement Co., Ltd. And Ortel Corporation.
      10.11          1994 Equity Participation Plan of Ortel Corporation.                                  (Note 1)
      10.12          Severance Agreement, dated as of August 26, 1994, between Ortel                       (Note 1)
                     Corporation and Stephen K. Workman.
      10.13          Stock Purchase Agreement dated March 12, 1996 between Hakan Samuelsson and            (Note 2)
                     Ortel Corporation.
      10.14          Loan Agreement, dated June 2, 1995 between Ortel Corporation and Bank of              (Note 3)
                     America.
      10.15          Amendment No. 2 dated September 9, 1997 to Loan Agreement dated June 2,               (Note 5)
                     1995 between Ortel Corporation and Bank of America.
      10.16          Severance Agreement, dated December 1, 1997, between Ortel Corporation and            (Note 6)
                     Douglas H. Morais.
      10.17          Severance Agreement, dated March 6, 1998, between Ortel Corporation and               (Note 7)
                     Lyle B. Boarts
      10.18          Amendment No. 3 dated August 20, 1998 to Loan Agreement dated June 2, 1995            (Note 8)
                     between Ortel Corporation and Bank of America NT & SA
      10.19          Severance Agreement dated November 6, 1998, between Ortel Corporation and             (Note 8)
                     William J. Moore
      10.20          Severance Agreement, dated November 9, 1998, between Ortel Corporation and            (Note 8)
                     George B. Holmes
      10.21          Amendment dated November 9, 1998 to Severance Agreement, dated August 26,             (Note 8)
                     1994, between Ortel Corporation and  Stephen K. Workman
      10.22          Amendment dated November 9, 1998 to Severance Agreement, dated March 6,               (Note 8)
                     1998, between Ortel Corporation  and Lyle B. Boarts.
      10.23          Severance Agreement dated March 5, 1999, between Ortel Corporation and
                     Roger Hay.
       21.1          Subsidiaries of Ortel Corporation.                                                    (Note 7)
       23.1          Consent of KPMG Peat Marwick LLP.                                                     (Note 7)
       27.0          Financial Data Schedule


EXHIBIT INDEX (continued)
      Note 1         Previously filed by the Registrant in Registration No. 33-79188 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange
                     Act.
      Note 2         Previously filed by the Registrant in its 8K filing dated March 26, 1996
      Note 3         Previously filed by the Registrant in its 10-K filing for the year ended
                     April 30, 1996
      Note 4         Previously filed by the Registrant in its 10-K filing for the year-ended
                     April 30, 1997.
      Note 5         Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1997.
      Note 6         Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1998.
      Note 7         Previously filed by the Registrant in its 10-K filing for the year  ended
                     April 30, 1998.
      Note 8         Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1998.