Form 10-Q/A
period 1999-01-31
ORTEL CORP/DE/
filed 1999-03-26
CIK 928878

                       SECURITES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  -------------------------------------------

                                  FORM 10-Q/A
                                Amendment no. 1

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
                                                                                                 =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable........................................................................         5,044                3,685
  Accrued payroll and related costs.......................................................         2,627                2,899
  Other accrued liabilities...............................................................         2,578                2,538
  Income taxes payable....................................................................            --                  172
  Accrued liabilities, discontinued operations............................................         1,895                    -
                                                                                                 -------              -------
   Total current liabilities..............................................................        12,144                9,294
Deferred income...........................................................................           172                  400
Deferred income taxes.....................................................................             -                1,598
Minority interest.........................................................................           226                  265

Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000,000 shares, none issued
  and outstanding.........................................................................             -                    -
  Common stock, $.001 par value; authorized 25,000,000 shares, 11,916,119
  And 11,499,743 issued and outstanding at January 31, 1999 and
  April 30, 1998, respectively............................................................            12                   12
  Additional paid-in capital..............................................................        54,886               53,101
  Retained earnings.......................................................................        21,907               27,449
  Loans receivable........................................................................          (702)              (1,460)
  Accumulated other comprehensive income (loss)...........................................          (380)                (318)
                                                                                                 -------              -------
   Net stockholders' equity...............................................................        75,723               78,784
                                                                                                 -------              -------

   Total liabilities and stockholders' equity.............................................       $88,265              $90,341
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

DATE:  March 25, 1999                ORTEL CORPORATION
                                         (Registrant)


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