Form 10-K405
period 1999-04-30
ORTEL CORP/DE/
filed 1999-07-29
CIK 928878

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended April 30, 1999
                                       OR
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

      Registrant's telephone number, including area code: (626) 281-3636 Securities registered pursuant to Section 12(b) of the Act
None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                               (Title of Class)
                                ______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1999 was $81 million based on the closing sales price of such stock on such date of $10.625 per share.

[X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The number of shares outstanding of the registrant's Common Stock, as of June 30, 1999 was 11,975,156
                                ______________

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on September 24, 1999 are incorporated by this reference into Part III as set forth herein.

                               ORTEL CORPORATION



                                     INDEX
                                     -----

                                            PART I

Item 1.      Description of Business................................................................. 1
Item 2.      Description of Property.................................................................21
Item 3.      Legal Proceedings.......................................................................21
Item 4.      Submission of Matters to a Vote of Security Holders.....................................22

                                            PART II

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters....................22
Item 6.      Selected Financial Data.................................................................23
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...24
Item 8.      Financial Statements and Supplementary Data.............................................28
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....28

                                            PART III

Item 10.      Directors and Executive Officers of the Registrant.....................................29
Item 11.      Executive Compensation.................................................................29
Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................29
Item 13.      Certain Relationships and Related Transactions.........................................29

                                            PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................29

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


Item 1.  BUSINESS

   Ortel Corporation ("Ortel" or the "Company") has been in the forefront of semiconductor optoelectronics for almost two decades. With its deep technical roots, Ortel has been a leading innovator providing solutions that enable the high speed transmission and utilization of bandwidth for the communications industry. Advanced technology, in-depth understanding of end-user applications and close working relationships with major manufacturers have made Ortel a leading supplier of optoelectronic components in the cable television (CATV), satellite communications and wireless markets and more recently a strong presence in the data communications and telecommunications markets.

   Ortel pioneered the development of "linear fiberoptic" technology that enables the transmission of digital, digitally compressed or analog information via radio frequency ("RF") signals on fiberoptic cable. By utilizing this technology, users do not need to convert RF signals into a digital format or transform them to individual channels at low frequencies. The Company's linear fiberoptic technology has contributed to the development of a network architecture called "hybrid fiber/coax," combining the best features of fiber optics and coaxial cable. Today, linear fiberoptics enables CATV system operators to transform their traditional one-way, video-only systems to interactive, two-way, video, voice and data delivery systems and provides telephone companies with the means to cost-effectively transform their traditional telephone networks to deliver interactive video and data services.

   Fiber distribution systems utilizing Ortel's proprietary technology have enabled multiple system operators (MSO's), satellite earth station operators and certain government agencies to capitalize on the inherent ability of this technology to transmit signals over longer transmission distances, thereby improving signal quality, increasing bandwidth, and providing immunity to interfering signals and ultimately providing operating cost savings as compared to most other non-fiber solutions. The Company's intellectual know-how with respect to developing and manufacturing optoelectronic devices has more recently been applied to developing products for digital telecommunications applications wherein signals are transmitted and received by high frequency pulses of light over fiberoptic cable. The company's recent announcement of solutions for 10 Gb transmission and reception has already been well received by customers.

   Building on its knowledge of RF electronics, the Company has also positioned itself as a leading supplier of wireless communication products which enhances the coverage of base stations for cellular, PCS and other wireless services.

   The Company's principal executive offices are located at 2015 West Chestnut Street, Alhambra, California 91803-1542 U.S.A. Its telephone number is (626) 281-3636.

HISTORY

   The Company was incorporated in April 1980 under the laws of California and was reincorporated in October 1994 under the laws of Delaware concurrent with the Company's initial public offering. For the first several years, the Company focused on the application of its semiconductor laser technology primarily for high-speed government applications and the development of fiberoptic links for remoting satellite antennas at microwave frequencies. In 1987, the Company was the first to demonstrate that amplitude modulated CATV signals could be cost-effectively transmitted over fiber. This demonstration led to an effort to commercialize the technology for CATV applications culminating with initial volume shipment of products for this purpose in fiscal

1990. In May 1993, Ortel introduced the industry's first "digital ready" laser for interactive services, which transmits multi-channel video and digitally modulated RF signals at frequencies up to 850 MHz.

   Concurrent with the development of its linear fiberoptic technology for CATV applications, the Company also leveraged its strengths in high speed optoelectronics to develop transmitter-receiver links which could be sold to end users and original equipment manufacturers ("OEMs") and used for the transmission of RF signals that enable the remoting of satellite antennas over long distances, up to 80 Km. The acquisition of Avitec AB of Sweden in March 1996, expanded the Company's technical capabilities and wireless product offering and gave the Company the means to build a complete line of repeater products for both OEMs and end-users. In June 1999, the Company announced its intention to sell its Wireless operations in order to focus on its fiber optic business.

   Throughout most of its history, the Company concentrated its R&D efforts in the area of linear fiberoptics and did not develop semiconductor laser products for the telecommunications industry which relied on lasers using pulse-code modulation (i.e. existence of a pulse of light is equivalent to a "1" while absence of a pulse is equivalent to a "0"). However, during fiscal 1997, the Company announced its first product for telecommunications applications and has followed that with the successful introduction of 10 Gb lasers and receivers during fiscal 1999.

   The Company has made several strategic investments and acquisitions, beginning with the acquisition of Avitec AB of Sweden in March 1996, which expanded the Company's technical capabilities and wireless product offering and gave the Company the means to build a complete line of repeater products for both OEMs and end-users. During fiscal 1997, the Company invested in Photon Technology Co., Ltd., a joint venture based in Shenzhen, China. Photon is one of the first companies in China with the technical expertise to manufacture fiberoptic components. This investment provides the Company with the opportunity to capitalize on a lower cost manufacturing source as well as enhance the Company's presence in that country. In May 1997, the Company invested in Tellium, Incorporated, a startup venture backed by Ortel, Scientific Applications (SAIC) and a number of venture capital firms led by Oak Investment Partners. Tellium is expected to develop systems for dense wavelength division multiplexing ("DWDM") applications. Tellium recently introduced three systems into the market place consisting of a long distance optically amplified WDM transmission system appropriate for inter-exchange carriers, a short-reach WDM transmission system suitable for local exchange carrier (LECs) and competitive local exchange carriers (CLECs), and an optical cross-connect system for interconnecting optical data streams. Ortel expects to supply components used in DWDM applications.


INDUSTRY BACKGROUND

Broadband Communications

   Prior to linear fiberoptics (prior to 1987)

   Fiberoptic cables transport optical signals (i.e., information represented as light energy) through ultra-pure strands of glass. The first lasers developed for the purpose of transmitting signals over fiberoptic cable operated in an "on-off" fashion known as digital modulation. With the ability of these signals to be transmitted over long distances without any significant degradation in the signal received and the accompanying benefits of increased bandwidth and lower operating costs, this technology was quickly deployed for long-distance terrestrial communication links, submarine links and for carrying regional intercity traffic.

   Many communications systems use radio frequency (RF) signals to transmit voice, data and video. An important feature of RF signals is that they can "carry" both analog and digitized electronic information. RF signals transmitted through free space have been used in radio and television broadcasting, satellite communications, cellular telephone and other "wireless" communications systems. Such systems also have used copper cables (coaxial cables) or specially designed hollow metal pipes ("waveguides") to distribute RF signals between ground based facilities. CATV, which grew out of traditional television broadcasting, also has used coaxial cable to carry RF signals both between antennas and "headends" and from "headends" to the home.

   When RF signals are transmitted through coaxial cables or waveguides, signal strength and quality deteriorate as transmission distance increases. To compensate for these effects, system designers had to either (i) use other compensating RF equipment, such as amplifiers and equalizers, or (ii) limit the distance between various pieces of RF equipment. Amplifiers and equalizers introduce cost, reliability and performance limitations to the overall system design. Limiting the transmission distance has placed restrictions on the range and flexibility of the overall system design. In addition, coaxial cable and waveguides have often been heavy, inflexible and difficult to install.

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

   The introduction of linear fiberoptics (1987)

   In mid-1987, the Company was the first to demonstrate that CATV signals could be cost-effectively transmitted over fiber. Unlike traditional "on/off" digital lasers, Ortel's proprietary linear lasers proportionally change the intensity of the light signal with the CATV signal. These variations in light signal are detected at the other end of the fiberoptic cable by Ortel's proprietary photodiodes and converted into RF signals. By proportionally changing the intensity of the light signal, the Company's linear fiberoptic technology enables the transmission of CATV signals over fiberoptic cables, carrying a wide variety of digital, digitally compressed and analog information. Based on that demonstration, Ortel began the process of commercializing this technology and shipping product in volume beginning in 1990.

   The Company's linear fiberoptic technology dramatically changed the architecture for CATV systems combining the best features of fiber optics and coaxial cable. This new architecture, called "hybrid fiber/coax," enables the use of "star-bus" networks rather than traditional "tree and branch" coaxial networks. The hybrid fiber/coax architecture contributed significantly to the development of broadband communications services, including interactive multimedia. The benefits of the Company's broadband products include:


     Interactive services. Unlike traditional tree and branch coaxial networks, star-bus networks using hybrid fiber/coax can support two-way high speed services, such as telephony, internet access, video on demand, home shopping, interactive games and telecommuting.

     Higher performance. CATV networks using hybrid fiber/coax eliminate the need for lengthy cascades of amplifiers by bringing the headend signal to within a few thousand feet of the home. This results in improved signal quality, higher capacity and allows cable television operators to increase the number of channels offered.

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

   With these benefits in mind, cable operators in the United States (U.S.) began upgrading their networks in 1990 primarily to increase channel capacity, reduce operating costs and improve reliability. In the latter half of calendar 1993, Ortel introduced the industry's first digital-ready laser operating at up to 750 MHz (previous lasers were capable of 550 MHz). Subsequently, the Company introduced products operating up to 860 MHz for CATV networks in Europe and other parts of the world. With this added spectrum, cable operators could now conceive of a fully interactive network capable of offering high-speed data, telephony and other narrowband services. As of the end of calendar 1998, 60% of the U.S. CATV subscribers are served by interactive networks while less than 30% of subscribers are served by networks that are high speed two-way capable. Internationally, where CATV penetration is much less, the percentage of networks that have been upgraded is even lower.

   Through fiscal 1999, the Company's broadband products were primarily deployed by CATV operators to transmit signals between a CATV headend and an optical node near the home, thereby bypassing multiple cascades of coaxial amplifiers. 1310nm is still the wavelength of choice for distributing CATV signals. However, increased consumer demand for higher speed interactivity is forcing cable companies to look at additional ways of exploiting the inherent capacity of the fiber. One way is to use multiple wavelengths of light on the same fiber. The additional wavelengths are centered at 1550nm. Because transmission of signals at 1550nm requires stringent requirements on the laser, the Company used its technological strengths to develop a laser well suited for this application.
The Company began shipping product for this application in FY 1999 and has captured significant market share. As the U.S. CATV industry has consolidated its subscriber base in order to eliminate redundant headends, it has also sought to interconnect headends to achieve greater operating efficiencies. To do so, requires that the signals be transmitted much longer distances using products that use external modulation and operate at a wavelength of 1550nm. With external modulation, a steady optical signal is transmitted from a laser through a separate device that modulates the amount of light transmitted in response to the application of a broadband RF signal. Signals at 1550nm can also be amplified by the use of erbium-doped fiber in conjunction with 980nm pump laser modules and certain other components. These erbium-doped fiberoptic amplifiers ("EDFAs") function as repeaters to send signals even farther. The Company manufactures subsystem products for these applications incorporating a number of critical technologies including 1550nm source lasers.

Satellite Communications

   Satellite earth stations have traditionally relied upon coaxial cable and waveguides to transport RF satellite signals between antennas and nearby control rooms. The distance between the antenna and control room has historically been limited by the deterioration of signal strength using coaxial cables and waveguides. Earth stations are often located in remote areas. Accordingly, there has been a growing need for products that would cost-effectively transmit RF satellite signals over longer distances. That need is expected to grow during the next few years with the startup of wireless satellite communications services being planned by low-earth orbit ("LEO") and middle-earth orbit ("MEO") operators (together known as Big LEO) such as Globalstar, Iridium, ICO, SkyBridge, Spaceway, Ellipso, and Teledesic.

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

     Reduced access costs. Ortel's products transmit up to 12 satellite channels over a single fiberoptic cable, eliminating the need for multiple leased lines and reducing access costs for remote users.

   While it is currently estimated that only about 7% of earth stations today incorporate any fiberoptic links in their facilities, management believes that linear fiberoptics capable of handling multiple RF signals over a single fiber will play a key role in the future development of this industry.

   Several companies have introduced wireless broadcast television services (also known as direct broadcast satellite or DBS) in competition with cable television operators including DirectTV and Echostar. These services rely on the use of small aperture antennas to capture satellite signals, which are then available for distribution to one or more television sets over coaxial cable. However, these wireless broadcast services to date have achieved minimal penetration in multi-dwelling units ("MDU") such as large apartment or condominium buildings. The distribution of such signals using fiberoptic links offers a number of advantages over copper-based solutions. With approximately 25% of U.S. households living in MDUs and even a greater percentage in many other parts of the world internationally, the Company has recently developed products for use by this emerging market as well.

Telecommunications

   Telephone networks in many parts of the world are under increasing pressure to transport an ever-growing volume of traffic due to the rapid growth of fax, data, voice and internet services while a trend toward industry deregulation both in the U.S. and abroad provides new impetus for providing these services in a cost effective manner. The deployment of fiberoptic cable beginning in the early 1980's has helped these networks keep pace with the growing demand for bandwidth by utilizing digital lasers which send high frequency pulses of light. The amount of information that can be transported over an optical fiber has been steadily increasing by the use of Time Division Multiplexing ("TDM") and Wavelength Division Multiplexing ("WDM"). The first of these techniques expands capacity by increasing the transmission bit rate at a given wavelength while the second increases the number of wavelengths employed. Transmission speeds up to 10 gigabits per second and up to 64 wavelengths are now being used to expand greatly the capacity of the installed base of optical fiber.

   In fiscal 1999 Ortel introduced a 10 Gb PIN receiver family of products with performance surpassing all products of its kind currently available on the market. This has been confirmed by a significant contract award from a major telecommunications manufacturer to supply our 10 Gb receivers. In addition, Ortel has announced and is sampling directly modulated 10 Gb lasers.

   Wireless Communications

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

   The use of repeater products in the U.S. for PCS coverage has been slow to develop to date for a number of reasons. In addition to the "legacy" of equipment problems associated with the use of broadband repeaters in analog cellular networks, newer channel selective products were not ready for deployment at the time major PCS operators in the U.S. were designing their networks for the initial startup phase of services. Nevertheless, PCS operators in the U.S. are expected to increasingly use repeaters in filling "holes" and expanding coverage in future phases of their networks.

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


PRODUCTS

   Ortel's optoelectronic product line consists of packaged lasers and photodiodes coupled to optical fiber ("modules"), transmitters and receivers incorporating modules and other circuits ("sub-systems"), and transmitters and receivers in modular rack-mount chassis designs ("links"). The Company offers this range of products to meet the specific requirements of various OEMs and system integrators that serve the communications market. For example, because of the unique circuit design challenges of RF circuits, many of Ortel's customers rely on Ortel to integrate the laser package and the RF circuit into a transmitter sub-system or "Engine" with a higher level of integration than a simple packaged laser. Ortel has developed a variety of such sub-systems, standard and custom, for various end-user applications. Ortel's vertically integrated manufacturing operations permit the Company to optimize the physical and electrical interface with its customers' circuit, product and system designs.

   Ortel's ability to design and manufacture wireless products incorporating RF electronic circuitry to process signals for various communications applications was greatly enhanced with the acquisition of Avitec AB in Sweden in March 1996. This acquisition allowed the Company to accelerate the process of introducing a number of repeater products for PCS operators in the U.S. and elsewhere in the world including "off-air" repeaters as well as fiberoptic microcells incorporating the Company's optoelectronic technology.

Broadband Communications

   Ortel is a leading supplier of lasers, fiberoptic transmitter engines and receiver modules to OEMs for use in broadband communications systems. Ortel's products meet the various frequency requirements of CATV networks in the United States and abroad for both 1310nm and 1550nm wavelengths.

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

------------------------------------------------------------------------------------------------------
                                          Broadband Communications
------------------------------------------------------------------------------------------------------
                             RF Frequency                                  First          Latest
                                (MHz)                                     Version         Version
Description                  / Power (mw)          Where Used            Introduced      Introduced
------------------------------------------------------------------------------------------------------
1310nm OEM                                      CATV Transmitter
Laser Module                 50-860 MHz             Systems           February 1998    November 1998
------------------------------------------------------------------------------------------------------
1310nm OEM                                           CATV
Transmitter  Engine          40-860 MHz             Headend            August 1990     December 1998
------------------------------------------------------------------------------------------------------
1310nm Cooled OEM                                    CATV
Return Path Laser             5-200 MHz              Hub                June 1996        June 1996
------------------------------------------------------------------------------------------------------
1310nm Photodiode                                CATV Optical
Receiver                     40-860 MHz              Node              January 1989      May 1994
------------------------------------------------------------------------------------------------------
1550nm OEM Transmitter                               CATV
Engine                       40-860 MHz            Headend              April 1996       May 1996
------------------------------------------------------------------------------------------------------
1550nm Optical Amplifier                          CATV Signal
Engine (EDFA)                                Amplification Between
                                             Headend and Secondary
                              25-150 mW         Headends/Hubs            April 1996     April 1998
------------------------------------------------------------------------------------------------------
1550nm OEM                                        CATV 1550nm
Laser Module                    40 mW         Transmitter Systems       October 1996     May 1998
------------------------------------------------------------------------------------------------------
1550nm Cooled OEM
AWDM Return Path Laser                               CATV
 Module                          6 mW                 hub                June 1998       June 1998
------------------------------------------------------------------------------------------------------
1550nm OEM
AWDM Forward Path                                 CATV 1550nm
Laser Module                     10 mW        Transmitter Systems        June 1998       June 1998
-----------------------------------------------------------------------------------------------------

Satellite Communications

   Ortel has developed complete rack mounted transmission equipment for small to very large earth station designs. Ortel's products are used with both receive-only antennas and transmit-and-receive antennas by the originators of television programming, major international telecommunications organizations and by government and defense communications agencies.


   In October 1993, Ortel announced its System 8000 product line, which enables operators of major satellite communication earth stations, including the Intelsat and Inmarsat networks, to transmit all interfacility signals for standard satellite frequency bands between the control room and antennas over fiberoptic cable. This product line is also used by certain government agencies such as the U.S. Air Force to upgrade their communications capabilities worldwide. The Company also offers a low cost product (System 5100) for a wideband, microwave fiberoptic interfacility link between the satellite earth terminal antenna and a satellite receiver. A new version of this L-band link was incorporated into a fiberoptic system called "LightLinks" which enables satellite-delivered services including TV and internet access to be distributed from one antenna to hundreds of receivers in medium and large office buildings with multi-dwelling units (MDUs).

   The following table lists certain of the Company's current products for the satellite communications market. The table shows the date a particular product line was first introduced (date of first public announcement) as well as the date of introduction of the most recent version of that product.


--------------------------------------------------------------------------------------------------------------------------
                                                 Satellite Communications
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    First         Latest
                                                                                                   Version       Version
Description                         Specifications                   Where Used                  Introduced     Introduced
--------------------------------------------------------------------------------------------------------------------------
Fiberoptic                              70 MHz                Satellite Earth Station           November 1993   March 1998
Transmission Link                       140 MHz                       VSAT Hub
                                     1 transponder
--------------------------------------------------------------------------------------------------------------------------

Fiberoptic                          950 - 2050 MHz             Teleport TV Broadcast            November 1990   March 1998
Transmission Link                   12 transponders                 CATV Headend
--------------------------------------------------------------------------------------------------------------------------
Fiberoptic                           3.6 - 4.2 GHz            Satellite Earth Station           November 1993   April 1998
Transmission Link                    5.8 - 6.5 GHz                  TV Broadcast
                                    7.25 - 8.4 GHz
                                   10.95 - 12.75 GHz
                                    14.0 - 14.5 GHz
                                    12 transponders
--------------------------------------------------------------------------------------------------------------------------
Fiberoptic Transmission Link         950-2050 MHz         Multi-Dwelling Units (MDUs) and         July 1998     June 1999
                                      45-860 MHz                  Office Buildings
--------------------------------------------------------------------------------------------------------------------------

Telecommunications

   While the Company has previously focused its product development efforts in the area of linear fiberoptics and RF electronics, it has more recently begun to apply its technical talents to developing digital optoelectronic devices and subsystems.

   The Company introduced an OC-192 (industry classification for optical devices operating at 10 gigabits per second ["Gbps"]) receiver module which can be used in both TDM and WDM applications. In June 1999 the Company announced that a major telecommunications equipment provider had awarded Ortel a contract to purchase its Model 2860 10 Gbps receivers. The Company also announced that it was sampling several other major telecom equipment providers who were in the process of qualifying the 2860 for potential high volume applications. Ortel is applying its experience in high speed linear fiberoptics to develop 10 Gbps laser modules as well. These high value components are being designed into next generation high speed transmission equipment including routers, switches, and SONET/SDH rings.

   The following table lists certain of the Company's current products for telecommunications applications. The table shows the date a particular product line was first introduced (date of first public announcement) as well as the date of introduction of the most recent version of that product.

---------------------------------------------------------------------------------------------------------------------
                                                 Telecommunications
---------------------------------------------------------------------------------------------------------------------
                                                                                        First            Latest
                                                                                       Version           Version
       Description           Specifications               Where Used                 Introduced        Introduced
---------------------------------------------------------------------------------------------------------------------
      980 Pump Laser           90 150 mW              Optical Amplifiers                            Discontinued 1998
---------------------------------------------------------------------------------------------------------------------
  OC-192 Receiver Module       10.0 Gbps      Telecom Networks Using TDM and WDM    February 1999     February 1999
                                                           Equipment
---------------------------------------------------------------------------------------------------------------------

Wireless Communications

   Ortel offers "off-air" and "fiber-fed" repeaters to end-users and OEMs for many major cellular and PCS standards including CDMA1900, GSM900, DCS1800 and PCS1900. The Company has also developed a line of complementary products designed to be integrated by cellular, PCS and other wireless system manufacturers into equipment cabinets and specialized outdoor RF repeaters. These products include a transmitter/receiver for single-fiber links to fiber-fed repeaters and a high dynamic range transmitter/receiver for fiber-fed repeaters with heavy traffic loading.

   A new fiberoptic antenna system was introduced by Ortel during fiscal 1995. This system uses small, smoke-detector size devices which are connected to a central distribution hub that connects to the outside cellular system, but allows calls to be placed throughout a building.

   In June 1999, the Company announced its intention to sell its wireless operations in order to focus on its fiber optic business.

   The following table lists certain of the Company's current standard products for the wireless communications markets. The table shows the date a particular product line was first introduced (date of first public announcement) as well as the date of introduction of the most recent version of that product.

                                                   Wireless Communications
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  First            Latest
                                      RF Frequency                                               Version          Version
Description                               (MHz)                     Where Used                  Introduced       Introduced
-----------------------------------------------------------------------------------------------------------------------------
DFB Laser Transmitter                800 - 1000 MHz      Cellular Base Station for Analog,     August 1992       April 1994
Photodiode Receiver                                            Digital and Dual-mode
                                                                 Microcell Antenna
-----------------------------------------------------------------------------------------------------------------------------
DFB Laser Transmitter                 1.7 - 2.2 GHz      Personal Communications Networks       April 1994       April 1994
and Photodiode Receiver
-----------------------------------------------------------------------------------------------------------------------------
DFB Laser                            175 - 1000 MHz          For UHF, VHF and Cellular          April 1994       April 1994
Transmitter Links                                                  Applications
-----------------------------------------------------------------------------------------------------------------------------
Fiberoptic Antenna                   800 - 1000 MHz       In-building Cellular, PCS, and      February 1995    September 1995
System                                1.7 - 2.2 GHz                Wireless PBX
-----------------------------------------------------------------------------------------------------------------------------
Medium Power CDMA Repeaters           1850-1990MHz      Remote Off-air and Fiber Feed from    September 1996   September 1996
                                                                   Base Station
-----------------------------------------------------------------------------------------------------------------------------
Medium Power                          890 - 960 MHz     Remote Off-air and Fiber Feed from      March 1996       March 1996
GSM Repeaters                                                      Base Station
-----------------------------------------------------------------------------------------------------------------------------
Medium Power DCS1800/PCS1900         1750 - 1990MHz     Remote Off-air and Fiber Feed from    November 1994      March 1996
 Repeaters                                                         Base Station
-----------------------------------------------------------------------------------------------------------------------------
High Power                            890 - 960 MHz        Remote Off-air Fed from Base         March 1996       March 1996
GSM Repeaters                                                         Station
-----------------------------------------------------------------------------------------------------------------------------
Repeaters for                         75 - 1000 MHz      Remote Off-air Feed from Main RF      January 1986      March 1999
Underground Emergency                                     Source for Tunnels, Subways and
 Communications Systems                                       Underground Facilities
-----------------------------------------------------------------------------------------------------------------------------
High Power CDMA Repeaters            1850 - 1990 MHz     Remote Off-air & Fiber Feed from     September 1998   September 1998
                                                                   Base station
-----------------------------------------------------------------------------------------------------------------------------

TECHNOLOGY

   Ortel's leadership in delivering fiberoptic and wireless communications systems is based upon its expertise in a number of key technologies. These include:

Advanced Optoelectronic Semiconductor Technology

   Each of the Company's high performance product lines is built around indium phosphide and gallium arsenide based laser and photodiode devices fabricated at Ortel using state-of-the-art nanoscale epitaxial technologies. The lasers used in most of the Company's products use Distributed Feedback ("DFB") to ensure single frequency operation. Ortel's proprietary designs have been optimized for high output power, high speed and linear operation. These designs ensure that the light output from the laser transmitter is accurately proportional to the electrical current input, thereby guaranteeing low levels of signal distortion in RF communications links. Certain applications are supported by high output power and high speed transmitters and receivers.

Optoelectronic Packaging

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

RF Electronics

   Predistortion. Predistortion is a technique in which the performance of linear devices can be considerably improved by pre-conditioning signals in such a way as to negate predictable deviations from ideal performance. Management believes that Ortel was the first company to make commercially available broadband RF predistortion circuits for semiconductor lasers. Ortel's patented predistorter designs, which provide critical performance advantages in Ortel's laser-based products for CATV applications, electronically cancel distortion over a wide frequency range. Ortel's vertically integrated manufacturing operations allow for close interplay between the laser device characteristics and the optimal design of the predistortion circuit.

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

RESEARCH AND PRODUCT DEVELOPMENT

   The market for communication products is subject to rapid technological change. Management believes that the Company's strength in the marketplace will depend in part on its ability to continue to design and manufacture high performance products and enhancements that maintain technological competitiveness for its customers.

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

   The Company's management believes that substantial investment in research and product development is important for the Company to maintain a leadership position in the industry. Accordingly, the Company continued to spend at historical levels in fiscal 1999 despite a reduction in revenues compared to prior years. The Company intends to increase its spending for research and development in subsequent fiscal years primarily by adding experienced engineers in the area of fiberoptic technology, high speed digital electronics, and RF circuits and systems. In fiscal years 1999, 1998 and 1997 research and development expenses were approximately $12.4 million, $11.7 million and $12.9 million, respectively.

   From time to time, the Company enters into select contract research and development programs. The Company's strategy is to choose research and development programs that supplement established research and development efforts within the Company. The Company typically retains rights to the technology developed under such contracts. Revenues from such contracts, which were $195,000, $730,000 and $1,489,000 in fiscal years 1999, 1998 and 1997, respectively, are netted against research and development expenses.


MARKETING AND SALES

   Ortel markets and sells its products worldwide to OEM manufacturers and system integrators that serve the broadband, satellite, and telephony and datacom sectors of the communication market.

   During fiscal 1999, Ortel expanded its direct sales force which now includes direct sales teams in Asia and Europe to compliment the sales team in the United States. Ortel's Asia Pacific headquarters are in Singapore (Ortel Asia Private, Ltd.), with satellite offices in Beijing and our European headquarters are in Munich (Ortel Vertriebs GmbH) with satellite offices in Stockholm, Berlin, and Paris (Ortel SARL). Ortel utilizes both direct and indirect (representatives and distributors) channels to reach its customers.

   Ortel also sells its wireless products through a dedicated sales force to both OEMs and end users from both the U.S. and Avitec AB in Sweden. Sales to customers outside of the United States represented 38%, 49% and 34% of the Company's total revenues in fiscal years 1999, 1998 and 1997, respectively.

   The typical sales cycle for Ortel's products requires a substantial investment of time and effort. Initial leads are investigated to determine if the customer's needs can be met. Engineering and applications support is usually required during this stage. Often, a lengthy product evaluation phase follows, which may make it necessary to modify the physical and electrical specifications of the product. Ortel's policy is to perform such modifications for large OEM customers. Finally, negotiations regarding volume, delivery and price take place. Since customer adoption of the Ortel product architecture is often a major decision for the customer, Ortel's senior management is actively involved in the sales process.


CUSTOMERS

   Ortel has strategic long-term relationships with its major OEM customers. In fiscal 1999 two of these CATV OEMs represented 42% of the company's revenues. Ortel began selling to Antec Corporation in May 1996 and in fiscal 1999, Antec became Ortel's largest customer, due to a strategic partnership that has allowed Ortel to sell its entire product portfolio to this customer. Sales to this customer were 10% or more of total revenues in fiscal years 1999, 1998 and 1997. Prior to fiscal 1999, General Instrument Corporation ("GI") was Ortel's largest customer and in the fiscal year ended April 30, 1999, maintained the number two position procuring 1310nm products from Ortel. Sales to GI were more than 10% of total revenues in fiscal years 1999, 1998 and 1997. While the Company has enjoyed a long-term relationship with these customers, there can be no assurance that these customers will not secure a second source or continue buying products from the Company.

   Since March 1994, Ortel has shipped broadband DFB laser-based CATV products to other OEMs in the United States. Sales of broadband products to customers other than Antec and GI represented 29%, 36% and 31% of total revenues in fiscal years 1999, 1998 and 1997, respectively.

   Approximately 51%, 36% and 54% of the Company's revenues in fiscal years 1999, 1998 and 1997, respectively, were derived from sales of products to the Company's top five largest customers.

   In fiscal 1999 with the introduction of the 10 Gb product family of lasers and receivers, the Company announced that it received an award of a multi-year contract for the supply of 10 Gb receivers from a major telecom equipment manufacturer. This award represents more than $1 million dollars scheduled for delivery in fiscal 2000.


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


INTELLECTUAL PROPERTY

   Because of the rapidly evolving nature of the telecommunications industry, the Company believes its ability to develop a continuous stream of new innovations along with its accumulated base of intellectual property is extremely important. The Company has a policy of reviewing its innovations for patentability. In some cases, the Company decides to maintain its intellectual property as a trade secret rather than to seek patent protection.

   The Company currently holds sixteen United States patents and has a number of patent applications on file at the United States Patent and Trademark Office. The Company also has twenty-six foreign patents and a number of foreign patent applications pending in Europe and other countries. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, and that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company generally enters into confidentiality or license agreements with its employees and consultants, and vendors and customers as needed, and generally limits access to and distribution of its proprietary information. Nevertheless, there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition or results of operations. For a description of litigation relating to the Company's patents, see "Legal Proceedings."

   The Company holds a number of registered trademarks with the U.S. Patent and Trademark Office: ORTEL(R), ORTEL CORPORATION(R) (when appearing with the Company's logo) and the phrase MAKING LIGHT WORK FOR YOU(R) as well as the word MIRRORCELL(R) used for the Company's repeater product line. The company also holds registered trademarks on two phrases which describe applications of its products: RADIO ON FIBER(R) is applied to products involving the transmission of radio signals using linear fiberoptic technology and MICROWAVES ON FIBER(R) is applied to products that have the capability to transmit signals over optical fiber whose frequencies lie in the microwave range. In addition, the Company has a pending application for FIBEROPTIC ANTENNA(TM), which is used in association with its fiberoptic systems for providing in-building cellular and PCS coverage and THE INFINITE POSSIBILITIES OF LIGHT for all of its laser and fiber optic products. The Company also has registered the trademark for ORTEL(R) when it appears with the logo in Germany, France, Italy, United Kingdom, Japan and South Korea; and has applied for registration in a number of other countries.


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


EMPLOYEES

   As of April 30, 1999, the Company employed 480 worldwide including 437 persons in the U.S. On a worldwide basis, 348 were in manufacturing, 45 in research and development, 52 in sales and marketing, and 35 in a general and administrative capacity. The Company also employs a number of temporary employees and consultants on a contract basis at any one time. As of April 30, 1999, there were 7 consultants and 53 temporary employees most of whom were in manufacturing. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.


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

Dependence on Large Customers

   Approximately 42%, 26% and 46% of the Company's total revenues in fiscal years 1999, 1998 and 1997, respectively, were derived from sales to Antec Corporation and General Instrument Corporation. Neither company is under any contractual obligation to purchase any specified amount of the Company's products or to provide the Company with binding forecasts of product purchases for any period. As a result, there can be no assurance that either company will continue to purchase the Company's products. The decrease in sales of the Company's products in fiscal year 1998 was primarily related to general industry factors as opposed to the use of alternative suppliers, there can be no assurance that sales to either GI or Antec Corporation will reach or exceed historical levels in any future period. A substantial decrease in sales to either of these customers would have a material adverse effect on the Company's results of operations and financial condition.

   Sales to the top five largest customers represented 51%, 36% and 54% of the Company's total revenues in fiscal year 1999, 1998 and 1997, respectively. A substantial portion of revenues from each of these customers during this period was attributable to our 1310nm and 1550nm product lines. The Company expects that it will continue to be dependent upon these customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any period. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's results of operations and financial condition.

Dependence on CATV Industry Capital Spending

   Approximately 71%, 62% and 77% of the Company's total revenues in fiscal years 1999, 1998 and 1997, respectively, came from worldwide sales of its broadband products for use primarily by CATV operators. Demand for the Company's broadband products depends to a large extent upon capital spending by CATV operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by CATV operators and therefore, the Company's sales and profitability, are dependent on a variety of factors, including access by CATV operators to financing, demand for their cable services, availability of alternative video delivery technologies such as direct broadcast satellite
(DBS), government regulation of cable operators and general economic conditions. There can be no assurance that CATV operators will continue capital spending for constructing, rebuilding, maintaining or upgrading their systems. Any substantial decrease or delay in capital spending by CATV operators would have a material adverse effect on the Company's results of operations and financial condition.

Fluctuation in Quarterly Operating Results

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

Decrease in Gross Margins

   In order to respond to competitive pricing, Ortel has lowered and may further lower the prices of its products. Unless the Company is able to reduce costs commensurate with such price reductions, the result will be lower gross margins. There can be no assurance that the lowering of prices will increase or maintain the sales of the Company's products, or that the effect of such price reductions will not be to lower the Company's profitability in the future. The effect of such pricing actions played an important role in the decrease in gross margins from 42% in fiscal 1998 to 39% in fiscal 1999. Other factors which can impact gross margins include new market entrants and foreign exchange rates (see "Highly Competitive Marketplace" and "International Operations").

Risk of Failure to Manage Growth

   The Company's growth has placed, and could continue to place, a significant strain on the Company's resources in two respects: 1) finding experienced and qualified management and 2) managing the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure adequate supplies of new products can be delivered to meet customer demand. There can be no assurance the Company will successfully manage this growth or the transition to selling new products, and the failure to do so could have a material adverse effect on the Company's results of operations or financial condition.

Highly Competitive Marketplace

   Within each of its market sectors, the Company faces current or potential competition from (i) direct competitors, (ii) potential entrants, (iii) suppliers of alternative network technology and (iv) Ortel's own customers in those instances where they desire to manufacture a portion of the product in-house.

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

   Currently, the Company's direct competitors include both domestic and foreign companies such as Mitsubishi, Fujitsu, NEC, Lucent Technologies and Uniphase Corporation. As the market for linear fiberoptic products grows, new competitors are likely to emerge.

   There are also several alternative network technologies which could directly or indirectly affect demand for the Company's products. For example, certain telephone companies are experimenting with a network known as "digital fiber to the curb" offered by Broadband Technologies and Nextlevel, a division of General Instrument Corporation. This network uses PCM digital fiberoptic technology rather than linear fiberoptics. If telephone companies were to widely deploy such a network and were successful in gaining market share at the expense of the CATV industry, this could lead to lower levels of profitability which could affect the ability of the CATV industry to finance the upgrade of its broadband infrastructure, thus reducing demand for the Company's products. Similarly, in broadband RF communications, CATV operators compete with the satellite delivery of television signals to the home such as through the DirecTV(TM) system launched by Hughes Communications. These systems do not require a broadband RF coaxial network on the ground. To the extent that these systems reduce the number of CATV subscribers, the net impact could be a reduction in demand for the Company's products. CATV operators themselves could elect to deploy wireless television, called MMDS or LMDS, which can also be deployed without coaxial or fiberoptic distribution networks and has been tested in several large cities. Many industry observers claim that MMDS and LMDS systems can be made interactive with suitable high frequency transmission devices installed in the home. Widespread adoption of any of these technologies would also reduce the demand for the Company's products.

   The principal competitive factors in the Company's markets are product performance, volume shipment capability, customer support, flexibility and price. While management believes the Company competes favorably with respect to each of these factors, there can be no assurance the Company will be able to compete successfully in the future. Many of Ortel's current or potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Ortel. In addition, many of these entities have greater name recognition and extensive experience in the communications industry. The Company expects that direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions, loss of market share and delays in the timing of customer orders.

   Satellite Communications. Currently, the Company offers earth station operators a variety of products for satellite communications applications at various frequencies. While there are many advantages to using fiberoptics in these interfacility links, only about 7% of earth stations currently use such products with most having deployed other solutions based on coaxial cable or waveguide before fiberoptic solutions were possible. However, there is no guarantee that these operators will use fiberoptic solutions in the future or that significant competition will not develop which could adversely impact the amount of revenues realized from sales of these products. Other companies such as Foxcom, IRT and Uniphase also offer a fiberoptic solution to these operators.

   Telecommunications. Currently, the Company offers a variety of products for telecommunications applications including receiver module products. While the Company's product offerings for telecommunications applications is currently limited, the Company plans to invest significant resources to gain a meaningful presence in this marketplace. In doing so, the Company's products will compete with much larger, entrenched suppliers including Lucent, Nortel, Fujitsu, Hitachi, Uniphase and Toshiba.

   Wireless. Currently, the Company offers solutions to extend the area of coverage of cellular and PCS base stations utilizing repeater products which connect to the base station via linear fiberoptic signals or through the air. Direct competitors for its repeater products for cellular and PCS networks includes companies such as Allen Telecom, Repeater Technologies, Watkins-Johnson and Allgon. New entrants are expected to develop products for this relatively new marketplace. In addition, development of smaller more economical base stations by base station manufacturers such as Lucent Technologies, Ericsson, Motorola, Nokia, Nortel and Qualcomm represents an alternative approach to extending the coverage offered by these networks. Although generally more expensive to install and operate than the use of repeaters, smaller base stations add capacity to the network whereas the use of wireless repeaters does not.

Risks of Internal Wafer Fabrication

   The Company relies exclusively on its own production capability for critical semiconductor lasers and photodiodes used in many of its products. Because the Company manufactures these and other key components of its products at its own facility, and such components are not readily available from other sources, any interruption in manufacturing would have a material adverse affect on the Company's results of operations and financial condition. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its wafer fabrication equipment, the loss of whom could impact the Company's ability to effectively operate and service such equipment. Wafer fabrication is sensitive to a wide variety of factors, including variation and impurities in the raw materials, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. The Company has periodically experienced lower than expected production yields that have adversely affected gross margins and delayed product shipments. There can be no assurance that the Company will be able to maintain acceptable production yields in the future. To the extent that the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, the Company's results of operations and financial condition would be materially adversely affected.

Need to Effectively Manage Manufacturing Processes

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

Risks of Lengthy Sales Cycles

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

Dependence on Key Personnel

   The Company's future success depends in large part on the continued service of its key management and technical personnel and on whether or not the Company will be able to continue to attract and retain highly skilled engineering, manufacturing, marketing and managerial personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the results of operations or financial condition of the Company.

Dependence on New Product Development

   The broadband, telecom, and wireless markets are characterized by the continuing advancement of technology. A significant component of the Company's business strategy is the development of new applications for new and existing technologies for use in the broadband, wireless and telecommunications
industries.   There can be no assurance that the technologies and applications under development by the Company will be successfully developed, or, if they are successfully developed, that they will achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products and applications in a timely manner in response to changing market conditions or customer requirements, the Company's results of operations and financial condition could be materially adversely affected.

Risks of International Operations

   Sales to customers outside of the United States represented 38%, 49% and 36% of the Company's total revenues in fiscal years 1999, 1998, and 1997, respectively. Such sales are subject to certain risks such as changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in foreign currency exchange rates, difficulties in staffing and managing foreign operations, and political and economic instability. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that international markets will continue to develop or that the Company will receive additional contracts to supply its products for use in systems and equipment in international markets. The Company's results of operations or financial condition could be materially adversely effected if international markets do not continue to develop, the Company does not continue to receive additional contracts to supply its products for use in systems and equipment in international markets or the Company's international sales are affected by the other risks of international operations.

   The Company's sales to Asia decreased to $8.8 million in fiscal 1999 compared to $16.9 million in fiscal 1998. Economic conditions in Asia make it a particular volatile area of the world with an unpredictable impact on the Company.

Dependence on Single Source and Other Third Party Suppliers

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

Dependence on Timely Receipt of Acceptable Components

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

Potential Adverse Impact of Environmental Regulations

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

Earthquake

   The Company's headquarters and all of its manufacturing and research and development operations (other than its Avitec operations which is located in Sweden) are located near major earthquake fault lines. While the Company has taken measures to mitigate the potential impact of a major earthquake, the Company's results of operations and financial condition could be materially adversely affected in the event of such an earthquake near Alhambra, California.

Credit Risk

   Cash and cash equivalents and short investments are maintained with several high quality financial institutions. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity.

Dependence on Proprietary Technology

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

Year 2000

   The Company has assessed the impact the year 2000 issue will have on its products and internal information systems and took corrective action to ensure that its operations will not be adversely impacted. Steps have been taken to reduce the risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this issue and does not anticipate that addressing the year 2000 problem for its internal information systems and current and future products will have a material impact on its operations or financial results. The Company has certain key relationships with customer and suppliers. If these customers and suppliers fail to adequately address the year 2000 issue as promised, this could have a material adverse impact on the Company's operations and financial results. This item is discussed in greater detail in Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations.

Risk of Patent Infringement Claims

   From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. While the Company has had certain claims made within the past several years, the Company is aware of only one claim which are being actively pursued (See Item 3 Legal Proceedings and Patents in Note 7, Commitments and Contingencies). However, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. The failure to obtain a license to a third party's intellectual property rights on commercially reasonable terms could have a material adverse effect on the Company's results of operations or financial condition.


Control of the Company by Officers and Directors

   The Company's officers, directors and their affiliates beneficially own approximately 36% of the outstanding shares of the Company's Common Stock. As a result, such persons, acting together, would have the ability to exercise significant influence over all matters requiring stockholder approval. The concentration of ownership could have the effect of delaying or preventing a change in control of the Company and could have a material adverse effect on the market value of the Company's Common Stock.

Potential Issuance of Preferred Stock and Other Anti-Takeover Provisions

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

Dividends Unlikely and Limited

   The Company has never declared or paid dividends on its Common Stock and currently does not intend to pay dividends in the foreseeable future so that it may reinvest its earnings in the development of its business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 2.  PROPERTIES

   The Company leases its principal manufacturing, engineering, sales and administrative facilities consisting of approximately 114,300 square feet in Alhambra, California. Total monthly cost of these leased facilities is approximately $75,000. Significant leases are as follows:

                             Square Footage
     Building No(s).            (Approx.)      Current Lease Period   Option Period 1    Option Period 2
--------------------------------------------------------------------------------------------------------
          1 - 4                      50,000          10/96 - 9/2000   10/2000 - 9/2005        None
--------------------------------------------------------------------------------------------------------
            5                        18,000          10/97 - 9/2000   10/2000 - 9/2005        None
--------------------------------------------------------------------------------------------------------
            6                         9,300           7/98 - 6/2000    7/2000 - 6/2003        None
--------------------------------------------------------------------------------------------------------
            7                         8,000          10/98 - 9/2000   10/2000 - 9/2005        None
--------------------------------------------------------------------------------------------------------
            9                         7,500           5/97 - 4/2000    5/2000 - 4/2003   5/2003 - 4/2006
--------------------------------------------------------------------------------------------------------
            10                        7,500           9/97 - 8/2000    9/2000 - 8/2003   9/2003 - 8/2006
--------------------------------------------------------------------------------------------------------
         Trailers                    14,000                 Owned or rented month-to-month
--------------------------------------------------------------------------------------------------------
          Total                     114,300
-------------------------------------------

   During fiscal 1999, the Company entered into a two-year lease for building six combining the space it previously leased in two separate increments. The Company also exercised an option period for building seven extending the lease term for two years.

   The Company also leases additional space on a month-to-month basis for office and storage space at its main facilities and leases small sales offices in Atlanta, Georgia, Philadelphia, Pennsylvania and Santa Clara, California.
Sales offices in France, Germany, Beijing and Singapore are also leased. The facility lease for Avitec AB in Sweden has been reduced in size to approximately 11,000 square feet with an approximate monthly cost of $10,000. This lease expires on June 30, 2000 and there is no renewal option.

   In December 1997, the Company entered into a ten-year lease for approximately
3.4 acres of automobile parking. The location is adjacent to both the current leased facilities and the purchased property. The Company purchased approximately 76,500 square feet of land (56,500 square feet in November 1994 and 20,000 square feet in May 1996) near its existing facilities at a cost of $1.8 million. The Company expects to construct a building on this site as market conditions dictate. See Note 7 of Notes to Consolidated Financial Statements.


Item 3.  LEGAL PROCEEDINGS

   As early as January 1990, the Company received notices from Rockwell International Corporation ("Rockwell") alleging that a process used by Ortel for growing epitaxial layers infringes certain broad patent rights that Rockwell holds. In August 1993, Rockwell sued the U.S. government alleging infringement of its patent rights with respect to the contracts the U.S. government has had with at least 15 companies, including Ortel. During fiscal 1997, this patent was held invalid in a court action brought by Rockwell. A subsequent ruling of the Court of Appeals for the federal circuit sent the case back to trial court. The U.S. government settled the lawsuit and in April 1999, Rockwell once again approached the Company asserting its rights to the patent. The Company has requested information regarding terms of a possible license.

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

   During fiscal 1996, the Company settled certain litigation with a third party related to an intellectual property dispute and has now received the total settlement aggregating $3 million. Included in other income in the accompanying consolidated financial statements is approximately $1 million in each year fiscal 1998, 1997 and 1996 less related litigation expenses.

   The Company is, from time to time, involved in routine legal matters incidental to its business. In the opinion of Company management, the resolution of such matters will not have a material effect on its financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   As filed in the 10-Q for the quarter ended October 31, 1998.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Common Stock is listed on the Nasdaq National Market under the symbol "ORTL." The following table sets forth, for the calendar periods indicated, the range of high and low closing sales prices for the Common Stock, as reported by
Nasdaq:

                                                                          Fiscal                    Fiscal
                                                                           1999                      1998
                                                                         ----------                ----------
                                                                     High         Low          High         Low
                                                                  ----------   ----------   ----------   ----------
1st  Quarter ended July 31.......................................   $19.94       $12.88      $22.00        $12.00
2nd  Quarter ended October 31....................................    19.69        10.44       25.00         18.88
3rd  Quarter ended January 31....................................    13.13         7.81       23.88         12.75
4th  Quarter ended April 30......................................    10.75         6.00       15.38         10.69

   The closing sales price of the Company's Common Stock on June 30, 1999 was $10.625. The approximate number of stockholders of record on June 30, 1999 was 144.

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

Item 6.  SELECTED FINANCIAL DATA

   Set forth below is selected consolidated financial data of the Company for the five years ended April 30, 1999. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein. See accompanying notes to condensed consolidated financial statements.

                                                                                          Year Ended April 30,
                                                                                  (in thousands, except per share amounts)
                                                                      ------------------------------------------------------------
                                                                        1999        1998 (1)     1997 (1)      1996        1995
                                                                      ----------   ----------   ----------   ---------   ---------
Consolidated Statement of Operations Data:
Revenues.............................................................   $72,059     $75,927      $82,363      $57,666     $50,090
Cost of revenues.....................................................    44,091      44,065       42,746       29,477      25,311
                                                                        -------     -------      -------      -------     -------
  Gross profit.......................................................    27,968      31,862       39,617       28,189      24,779
Operating expenses:
  Research and development(2)........................................    12,374      11,662       12,875        8,878       6,328
  Sales and marketing................................................    11,840      10,251       10,605        7,969       6,306
  General and administrative.........................................     6,889       6,157        5,968        3,454       2,869
  Acquired research and development in-process.......................         -           -            -        4,800           -
                                                                        -------     -------      -------      -------     -------
   Total operating expenses..........................................    31,103      28,070       29,448       25,101      15,503
                                                                        -------     -------      -------      -------     -------
  Operating income (loss)............................................    (3,135)      3,792       10,169        3,088       9,276
Other:
  Interest income, net...............................................     1,291       1,278        1,458        1,842       1,126
  Other income (expense), net........................................       179         584          743          765         (48)
                                                                        -------     -------      -------      -------     -------
Income (loss) from continuing operations before income taxes.........    (1,665)      5,654       12,370        5,695      10,354
Provision (credit) for income taxes..................................      (995)      1,517        3,801        3,302       4,051
                                                                        -------     -------      -------      -------     -------
  Income (loss) from continuing operation............................      (670)      4,137        8,569        2,393       6,303
Loss from discontinued operation, net of income tax benefits of
  $360 in 1999, $794 in 1998 and $113 in 1997........................    (1,439)     (1,400)        (254)           -           -
Loss from disposal of discontinued operations, net of income tax
 benefits of $980....................................................    (3,919)          -            -            -           -
                                                                        -------     -------      -------      -------     -------
Net  income (loss)...................................................   $(6,028)    $ 2,737      $ 8,315      $ 2,393     $ 6,303
                                                                        =======     =======      =======      =======     =======
Income (loss) per common share - Basic
  Income (loss) from continuing operations...........................   $  (.06)    $   .36      $   .75      $   .21     $   .62
  Discontinued operations............................................      (.45)       (.12)        (.02)           -           -
                                                                        -------     -------      -------      -------     -------
  Income (loss) per share - Basic....................................   $  (.51)    $   .24      $   .73      $   .21     $   .62
                                                                        =======     =======      =======      =======     =======
Income (loss) per common share - Diluted (3)
  Income (loss) from continuing operations (3).......................   $  (.06)    $   .33      $   .68      $   .19     $   .55
  Discontinued operations (3)........................................      (.45)       (.11)        (.02)           -           -
                                                                        -------     -------      -------      -------     -------
  Income (loss) per share - Diluted (3)..............................   $  (.51)    $   .22      $   .66      $   .19     $   .55
                                                                        =======     =======      =======      =======     =======
Shares used in share computation:
  Basic..............................................................    11,876      11,634       11,463       11,312      10,157
  Diluted............................................................    11,876      12,639       12,609       12,361      11,506

                                                                                         Year Ended April 30,
                                                                       -----------------------------------------------------------
                                                                         1999       1998 (1)     1997 (1)      1996        1995
                                                                       ---------   ----------   ----------   ---------   ---------
Consolidated Balance Sheet Data:
  Cash and short term investments....................................   $23,771     $28,668      $34,562      $38,872     $43,881
  Working capital....................................................    46,001      49,163       52,937       51,127      54,980
  Total assets.......................................................    89,228      90,341       90,996       77,457      74,323
  Long-term debt.....................................................         -           -            -            6           -
  Stockholders' equity...............................................    75,188      78,784       74,883       66,274      64,144

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.
(2) Revenues from research and development contracts are netted against research and development expenses.
(3) Options to purchase 652,000 shares at or below the average price of the common shares were outstanding at April 30, 1999, but were excluded from the computation of diluted earnings per share as the Company reported a loss position and the effect would be antidilutive.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

   The discussion in this section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 as well as those discussed in this Item.

Comparison of Years Ended April 30, 1999 and 1998

   Total revenues for fiscal 1999 were $72.1 million, a 5% decrease from revenues of $75.9 million in fiscal 1998. Revenues from the fiber optics business, consisting of broadband, satellite communications and telecommunications, increased 2% year to year while revenues from the wireless business decreased 43%, a reflection of the continued slow pace of deployment of repeater products by wireless PCS operators.

   International business made up 38% of total revenue in fiscal 1999, a decrease of 26% from fiscal 1998. This decrease was primarily due to the completion of a multi-million dollar contract from our Wireless business in Asia in fiscal 1998. European revenues increased 6% while U.S. revenues rose 16% year to year.

   Sales to Antec and GI in fiscal 1999 were 24% and 18% respectively, compared to 10% and 16% respectively in fiscal 1998. While the Company has enjoyed a long-term relationship with these customers, there can be no assurance that they will not secure a second source or continue buying products from the company.

   Gross margin for fiscal 1999 was 39% compared to 42% in fiscal 1998. The reduction was due in part to reduced revenue, lower average prices for certain broadband products and also from a mix of some lower margin products. The Company anticipates that gross margins in the near term may trend lower as a result of lower prices on its broadband products offset by on-going cost reduction efforts associated with the introduction of a number of new products. The allowance for doubtful accounts receivable was increased by a net of $666,000 as a precautionary measure related to certain older receivables currently in dispute.

   For fiscal 1999, research and development expenses of $12.4 million, or 17% of revenue, was 6% higher than $11.7 million, or 15% of revenue, in fiscal 1998. This increase is in line with the Company's ongoing commitment to invest in its core linear and high-speed fiber optics business.

   Sales and marketing expense increased 16% from $10.3 million, or 14% of revenue, in fiscal 1998, to $11.8 million, or 16% of revenue in fiscal 1999. This increase was primarily due to costs associated with the opening of offices in Asia during the year.

   General and administrative expenses increased 12% from $6.2 million, or 8% of revenue, in fiscal 1998, to $6.9 million, or 10% of revenue, in fiscal 1999. This increase is primarily due to certain costs related to changes in senior management and a charge related to the board of directors stock option plan.

   There was an operating loss of $3.1 million from continuing operations in fiscal 1999 compared to an operating profit of $3.8 million last year.

   The effective income tax rate from continuing operations was a 59.7% tax benefit on losses resulting in an income tax benefit of $995,000. This compared to an effective income tax rate of 26.8% on profits recorded in fiscal 1998.

   The loss from continuing operations for fiscal 1999 was $670,000, or $0.06 per basic share compared to a net profit of $4.1 million, or $0.36 per basic share in fiscal 1998. Net income for fiscal 1999 includes an adjustment of $590,000 to the tax accrual which is primarily the current tax benefit from the carryback of unused research and development credits. Net income for fiscal 1998 includes a gain of $915,000, or an after-tax impact of $0.05 per basic share, as the Company received the final installment of three equal annual payments related to an intellectual property dispute.

   After giving effect to losses from discontinuing our 980nm pump laser product in the second quarter of fiscal 1999 of $5.4 million, or $0.45 per basic share, and $1.4 million, or $0.12 per basic share, in fiscal 1998, the Company reported a net loss for fiscal 1999 of $6.0 million, or $0.51 per basic share, compared to net income in fiscal 1998 of $2.7 million, or $0.24 per basic share.

Comparison of Years Ended April 30, 1998 and 1997

   The Company's results for the fiscal year ended April 30, 1998, were, in large part, dependent upon the level of capital spending on fiberoptic technologies within the CATV industry. Approximately 84% of the Company's revenues during fiscal year 1998 was derived from its fiber optics business, mainly for CATV. For the year, sales to GI accounted for approximately 16% of total revenues. While the Company has enjoyed a long-term relationship with this customer, there can be no assurance that GI will not secure a second source or continue buying products from the company.

   Compared to the prior year, the 8% reduction in revenue in fiscal 1998 is the result of a 14% reduction in fiber optics revenues partially offset by a 47% increase in revenue for wireless applications. The reduction in fiber optics revenues reflects a continued slowdown in the domestic broadband industry due in part to a reduction in spending by Tele-Communications, Inc. (TCI) for network upgrades and a reduction in the average price of forward-path transmitters sold during the year in response to competitive pressures emanating from an unfavorable movement in foreign exchange rates.

   On a geographic basis, domestic revenues decreased by 27% in fiscal 1998 reflecting a significant decrease in sales to GI and Antec, while international revenues increased by 26% during the same period. Sales to customers outside the U.S. represented 49% of the Company's total revenues in fiscal year 1998.

   The decrease in gross margin to 42% in fiscal 1998 as compared to 48% in fiscal 1997 reflected 1) a reduction in total revenues while certain other costs remain relatively fixed, 2) a reduction in the average price of forward path transmitters in response to competitive pressures emanating from an unfavorable movement in foreign exchange rates, and 3) the startup costs related to the introduction of certain new products.

   Research and development expenses of $11.7 million were $1.2 million lower in fiscal 1998 compared to fiscal 1997 and was unchanged as a percent of revenue at approximately 15% in both years. Research and development costs are expensed as incurred and are net of contract revenues. Revenues from such contracts totaled approximately $730,000 in 1998. The Company has, in the past, maintained a strong research and development program and expects to continue to invest significant resources for research and product development.

   Sales and marketing expenses of $10.3 million in fiscal 1998 were slightly lower than fiscal 1997 but unchanged as a percent of revenue at approximately 14% in both years.

   General and administrative expenses of $6.2 million in fiscal 1998 increased slightly from $6.0 million in fiscal 1997 and as a percent of revenue increased to 8% from 7% in the previous year.

   Interest and other income, net of interest expense of $1.9 million in fiscal 1998 was down from $2.2 million in fiscal 1997 primarily due to lower average cash balances. Other income for fiscal 1998 includes a gain of $915,000 as the Company received the final installment of three equal annual payments related to an intellectual property dispute. No further payments are expected related to this dispute.

   The effective income tax rate from continuing operations was 26.8% in fiscal 1998 and 30.7% in fiscal 1997. The fiscal 1998 rate has been adjusted to reflect the effective tax rate from continuing operations.

DISCONTINUED OPERATIONS

   In early November 1998, the Company announced it would discontinue its 980 nm pump laser business. Sales of the 980 nm product began in the first quarter of fiscal year 1997 and totaled $1.9 million over three fiscal years. Such revenue was below the Company's expectations due largely to rapid and continual price reductions in the marketplace. The necessary research and development costs, which would further differentiate Ortel's product, were not merited under these market conditions.

   In addition to the operating losses incurred, the Company expects it will incur further costs as a result of its exit from the market. These costs were recognized in the second quarter of this fiscal year and totaled $4.9 million before income tax and $3.9 million after tax. Significant items included in this write-off were expected product warranty costs, write-off of inventory, equipment and accounts receivable plus severance costs of the associated reduction in workforce.


LIQUIDITY AND CAPITAL RESOURCES

   In fiscal 1999, the Company utilized $400,000 of cash in its operating activities for both its continuing and discontinued operations. This was primarily due to increases in accounts receivable and inventory, partially offset by a higher level of trade accounts payable. The Company also utilized $1.8 million in investment activities during the year. This was due to capital equipment purchases of $5.2 million and a further investment of $1.5 million in the Tellium joint venture, offset by $4.9 million of proceeds from the sale of short-term investments. The exercise of stock options generated $1.4 million in cash in fiscal 1999.

   Cash and cash equivalents of $12.7 million remained unchanged from the prior year ended April 30, 1998. As of April 30, 1999, the Company's principal sources of liquidity included cash and short-term investments of $23.8 million. The Company also had a credit facility for $5 million consisting of an unsecured revolving line of credit that expired on September 30, 1998. The revolving line of credit is renewable at the Company's option.

   The Company believes that cash, short-term investments and funds generated from operations will be sufficient to satisfy its projected working capital and capital expenditure requirements over the next twelve months.


YEAR 2000

State of Readiness

   The Company's Year 2000 (Y2K) initiatives are focusing primarily on four areas of potential impact: internal information technology (IT) systems; internal non-IT systems and processes, including services and embedded chips (controllers); the Company's products and services and the readiness of significant third parties with whom the Company has material business relationships. The Company established a Y2K project committee to coordinate these programs across the enterprise. The committee reports the results of these activities directly to senior management and the board of directors. Remediation is currently in process for all addressed areas with an expected completion date of September 30, 1999.

   The Company has approached its Y2K IT internal readiness program in the following four phases: (1) assessment, (2) planning, (3) preparation and (4) implementation. The Company has targeted its efforts to ensure that its critical IT applications were Y2K compliant by June 30, 1999. The assessment, planning and preparation phases have been completed. As of June 30, 1999, the implementation phase is approximately 50 percent complete.

   Non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone/PBX systems; fax machines; facilities systems regulating alarms, building access and sprinklers; manufacturing, assembly and test equipment; and other miscellaneous systems and processes. The

Company's Y2K dedicated project manager has developed a comprehensive process to assure a structured and standardized methodology to organize, plan and implement the Y2K readiness.

   The Company's newly introduced products are Y2K compliant and most of the Company's existing products do not contain any reference to a date nor do they access or manipulate a date. However, certain hardware products, specifically Repeater products, currently installed at customer sites will require upgrade or other remediation. Approximately 85 percent of the Company's revenue are products with no Y2K implications. The Y2K project manager has been charged with the development and implementation of plans to identify, test, develop remediation methods and the communication of the status and necessary customer actions for all non-compliant products delivered since January 1, 1997. Where applicable, Y2K compliance of individual software applications is contingent on the use of Y2K compliant hardware platforms. The Company is aware of the potential for legal claims against it and other companies for damages arising from products that are not Y2K compliant. Management believes that reasonable communication and customer satisfaction steps are under way so that any such claims against the Company would be without merit or would not otherwise result in material liability for the Company.

   The Company has developed a Y2K process for dealing with its key suppliers, contract manufacturers, distributors, vendors and partners. The process generally involves the following steps: (1) initial supplier survey, (2) risk assessment and contingency planning, (3) follow-up supplier reviews and escalation, if necessary, and where relevant, (4) testing. To date, the Company has received formal responses from all of its critical suppliers. Most of them have responded that they expect to address all their significant Y2K issues on a timely basis.

   The Company, however, continues to review and monitor the suppliers' Y2K readiness plans and performance to identify and analyze the most reasonably likely worst-case scenarios for third-party relationships affected by Y2K. These scenarios could include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages due to hoarding of products and sub-assemblies and failures of communications and financial systems. Any one of these scenarios could have a major and material effect on the Company's ability to build its products and deliver services to its customers. While the Company is developing contingency plans to address most issues under its control, an infrastructure problem outside of its control or some combination of several of these problems could result in a delay in product shipments depending on the nature and severity of the problems.


Costs

   The costs associated with the Company's readiness actions are a combination of incremental external spending and use of existing internal resources. The Company estimates spending to date has been less than $300,000 which includes the cost of replacement hardware and software as well as internal labor costs. Based upon current estimates, the Company does not believe that additional costs associated with the remaining actions to be taken will have a material effect on the results of operations or financial condition. However, the costs of such actions may vary from quarter to quarter. There can be no assurance that there will not be a delay in, or increased costs associated with the implementation of such changes.

   Although the Company is dedicating substantial resources towards attaining Y2K readiness, there is no assurance it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments, identifies, develops and implements remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

   The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates.

CHANGE IN MANAGEMENT

   In February 1999, the Company announced that Wim H. J. Selders, President and Chief Executive Officer, intended to retire from the Company after thirteen years of service and that the board of directors began a search for his replacement. In June 1999, Stephen R. Rizzone was hired as President, Chief Executive Officer and Chairman of the Board. In the latter position Mr. Rizzone replaces Amnon Yariv, who continues as a member of the board of directors. Mr. Rizzone's most recent position was with NetVantage, Inc., as President and Chief Executive Officer. NetVantage merged with Cabletron Systems in September 1998.


RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on the information currently available, management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.

   In March 1998, the AICPA Accounting Standard Executive Committee issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires capitalization of certain costs related to computer software developed or obtained for internal use. The Company will adopt SOP 98-1 effective in fiscal 2000. Based on the information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

   In April 1998, the AICPA Accounting Standard Executive Committee issued Statement of Position 98-5, (SOP 98-5) "Reporting on the Cost of Start-up Activities." SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which SOP 98-5 is first adopted and should be reported as a cumulative effect of a change in accounting principle. SOP 98-5 will be adopted in the first quarter of fiscal 2000 at which time the Company will record a cumulative effect of a change in accounting principle of approximately $1 million in the consolidated statement of operations for the period ending July 31, 1999.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The response to this item is filed as a separate part of this Report (see page 31).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1--Election of Directors" and under the caption "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 27, 1999.


Item 11.  EXECUTIVE COMPENSATION

   There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 27, 1999.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Certain Holders Thereof" of the registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 27, 1999.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission on or before August 27, 1999.


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

   3.  Exhibits

   The list of exhibits contained in the Index to Exhibits are filed as part of this Report (see page 56).

(b)  Reports on Form 8-K

   A Form 8-K report was filed during the third quarter of fiscal year 1999 which reported the discontinuance of the 980nm pump laser product.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 1999.

                         Ortel Corporation,
                         a Delaware corporation



                         By:/s/Stephen R. Rizzone
                            ---------------------
                         Stephen R. Rizzone
                         President, Chief Executive Officer and Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                                        Title                           Date
--------------------------------------------------   --------------------------------------   -------------------
/s/Stephen R. Rizzone                                Director, President, Chief Executive        July 28, 1999
--------------------------------------------------   Officer and Chairman of the Board
            Stephen R. Rizzone                       (Principal Executive Officer)
            ------------------

/s/Roger Hay                                         Vice President, Finance and Chief           July 28, 1999
--------------------------------------------------   Financial Officer (Principal
                   Roger Hay                         Financial and Accounting Officer)
                   ---------

/s/Israel Ury                                        Director and Chief Technology Officer       July 28, 1999
--------------------------------------------------
                   Israel Ury

/s/Nadav Bar-Chaim                                   Director, Senior Vice President and         July 28, 1999
--------------------------------------------------   Secretary
                Nadav Bar-Chaim

/s/John Gaulding                                     Director                                    July 28, 1999
--------------------------------------------------
                John Gaulding

/s/Tatsutoku Honda                                   Director                                    July 28, 1999
--------------------------------------------------
                Tatsutoku Honda

/s/Anthony J. Iorillo                                Director                                    July 28, 1999
--------------------------------------------------
                Anthony J. Iorillo

/s/Luther Nussbaum                                   Director                                    July 28, 1999
--------------------------------------------------
                Luther Nussbaum

/s/Wayne L. Tyler                                    Director                                    July 28, 1999
--------------------------------------------------
                Wayne L. Tyler

/s/Ronald L. Young                                   Director                                    July 28, 1999
--------------------------------------------------
                Ronald L. Young

                               ORTEL CORPORATION

            Index to Consolidated Financial Statements and Schedule
                    Covered by Independent Auditors' Report

                                                                                                       Page
                                                                                                       ----
Consolidated Financial Statements

Independent Auditors' Report.....................................................................       32

Consolidated Balance Sheets as of April 30, 1999 and 1998........................................       33

Consolidated Statements of Operations for the years ended
  April 30, 1999, 1998 and 1997..................................................................       34

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years
 ended April 30, 1999, 1998 and 1997.............................................................       35

Consolidated Statements of Cash Flows for the years ended
 April 30, 1999, 1998 and 1997...................................................................       36

Notes to Consolidated Financial Statements.......................................................       37

Consolidated Financial Statement Schedule

Schedule II:  Valuation and Qualifying Accounts..................................................       55

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ortel Corporation and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG  LLP

Los Angeles, California
May 26, 1999, except Note 12 which is as of June 2, 1999

                      ORTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                           April 30,
                                                                                                -------------------------------
                                                                                                    1999             1998 (1)
                                                                                                -------------     -------------
ASSETS
Current assets:
  Cash and equivalents.......................................................................     $ 12,705          $ 12,656
  Short term investments.....................................................................       11,066            16,012
  Trade receivables less allowance for doubtful accounts of $973 and $307 at
    April 30, 1999 and 1998, respectively....................................................       14,549            12,819
  Billed contract costs and fees and other receivables (net).................................          684             1,415
  Inventories................................................................................       13,443            10,492
  Income taxes receivable....................................................................        2,900                71
  Deferred tax assets........................................................................        2,574             2,775
  Prepaid expenses and other current assets..................................................        1,042             1,281
  Current assets, discontinued operations....................................................           --               936
                                                                                                  --------          --------
    Total current assets.....................................................................       58,963            58,457
Property, equipment and improvements, at cost:
  Property...................................................................................        1,796             1,796
  Equipment..................................................................................       29,615            27,511
  Office furniture and fixtures..............................................................        5,688             4,813
  Leasehold improvements.....................................................................        6,484             4,932
                                                                                                  --------          --------
  Total property, equipment and improvements.................................................       43,583            39,052
  Less accumulated depreciation and amortization.............................................      (25,159)          (19,560)
                                                                                                  --------          --------
    Net property, equipment and improvements.................................................       18,424            19,492
Intangible assets, net.......................................................................        2,123             2,581
Other assets.................................................................................        9,718             8,802
Long-term assets, discontinued operations....................................................           --             1,009
                                                                                                  --------          --------
    Total assets.............................................................................     $ 89,228          $ 90,341
                                                                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................................     $  7,168          $  3,685
  Accrued payroll and related costs..........................................................        1,794             2,899
  Other accrued liabilities..................................................................        2,166             2,538
  Discontinued operations reserve............................................................        1,646                --
  Income taxes payable.......................................................................          188               172
                                                                                                  --------          --------
    Total current liabilities................................................................       12,962             9,294
Deferred income..............................................................................           --               400
Deferred income taxes........................................................................          817             1,598
                                                                                                  --------          --------
Total liabilities............................................................................       13,779            11,292
Minority interest in subsidiaries............................................................          261               265
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares authorized;
    none issued and outstanding..............................................................           --                --
  Common Stock, $.001 par value; 25,000,000 shares authorized; issued
    and outstanding: 11,969,644 and 11,713,371 in 1999 and 1998..............................           12                12
  Additional paid in capital.................................................................       55,422            53,101
  Retained earnings..........................................................................       21,421            27,449
  Loans receivable...........................................................................       (1,064)           (1,460)
  Accumulated other comprehensive loss.......................................................         (603)             (318)
                                                                                                  --------          --------
    Net stockholders' equity.................................................................       75,188            78,784
                                                                                                  --------          --------
Commitments and contingencies (note 7)
    Total liabilities and stockholders' equity...............................................     $ 89,228          $ 90,341
                                                                                                  ========          ========

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.
         See accompanying notes to consolidated financial statements.

                       ORTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                        Year Ended April 30,
                                                                  ------------------------------------------------------------
                                                                          1999               1998 (1)             1997 (1)
                                                                  ----------------       ---------------       ---------------

Revenues..........................................................         $72,059               $75,927               $82,363
Cost of revenues..................................................          44,091                44,065                42,746
                                                                           -------               -------               -------
  Gross profit....................................................          27,968                31,862                39,617
Operating expenses:
  Research and development........................................          12,374                11,662                12,875
  Sales and marketing.............................................          11,840                10,251                10,605
  General and administrative......................................           6,889                 6,157                 5,968
                                                                           -------               -------               -------
      Total operating expenses....................................          31,103                28,070                29,448
                                                                           -------               -------               -------
  Operating income (loss).........................................          (3,135)                3,792                10,169
Other:
  Interest income, net............................................           1,291                 1,278                 1,458
  Other income (expense), net.....................................             179                   584                   743
                                                                           -------               -------               -------
Income (loss) from continuing operations before income taxes......          (1,665)                5,654                12,370
Provision (credit) for income taxes...............................            (995)                1,517                 3,801
                                                                           -------               -------               -------
Income (loss) from continuing operations..........................            (670)                4,137                 8,569
Loss from discontinued operations, net of tax benefits of
 $360 in 1999, $794 in 1998 and $113 in 1997......................          (1,439)               (1,400)                 (254)
Loss from disposal of discontinued operations, net of income tax
 benefit of $980..................................................          (3,919)                   --                    --
                                                                           -------               -------               -------
Net income (loss).................................................         $(6,028)              $ 2,737               $ 8,315
                                                                           =======               =======               =======
Income (loss) per common share - Basic
  Income (loss ) from continuing operations.......................         $  (.06)              $   .36               $   .75
  Discontinued operations.........................................            (.45)                 (.12)                 (.02)
                                                                           -------               -------               -------
  Net income (loss) per share - Basic.............................         $  (.51)              $   .24               $   .73
                                                                           =======               =======               =======
Income (loss) per common share - Diluted (2)
  Income (loss ) from continuing operations (2)...................         $  (.06)              $   .33               $   .68
  Discontinued operations (2).....................................            (.45)                 (.11)                 (.02)
                                                                           -------               -------               -------
  Net income (loss) per share - Diluted (2).......................         $  (.51)              $   .22               $   .66
                                                                           =======               =======               =======
Shares used in per share computation:
  Basic...........................................................          11,876                11,634                11,463
  Diluted (2).....................................................          11,876                12,639                12,609

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.
(2) Options to purchase 652,000 shares at or below the average price of the common shares were outstanding at April 30, 1999, but were excluded from the computation of diluted earnings per share as the Company reported a loss position and the effect would be antidilutive.

          See accompanying notes to consolidated financial statements.

                       ORTEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
               (in thousands, except share and per share amounts)

                                                                                                               Accum
                                                                      Additional                              Compre-       Stock-
                                                           Common      Paid in     Retained      Loans        hensive      holders'
                                                Shares      Stock      Capital     Earnings    Receivable    Inc (loss)     Equity
                                              ---------- ---------- ------------- ----------  ------------  ------------  ----------
Balance at April 30, 1996..................   11,359,110     $11       $51,369     $16,397      $(1,506)        $   3       $66,274
Net income.................................                                          8,315                                    8,315
Effect of foreign translation..............                                                                      (428)         (428)
Unrealized losses on investments...........                                                                        (4)           (4)
                                                                                                                            -------
Comprehensive income (loss)................                                                                                 $ 7,883
Exercise of stock options for shares of
 common stock at $1.10 to $17.25 per share.      190,633                   873                                                  873
Tax benefits arising from exercise of
 non-qualified stock options...............                                241                                                  241
Repurchase of shares of stock at an
 average price of $12.08 per share.........      (50,000)                 (604)                                                (604)
Compensation expense related to issuance
 of stock options to Photon employees......                                 51                                                   51
Loans from exercise of stock options due
 2000-2001 at 6.36%-6.6% per year, net of
  repayments...............................                                                         165                         165
                                              ----------     ---       -------     -------      -------         -----       -------
Balance at April 30, 1997..................   11,499,743     $11       $51,930     $24,712      $(1,341)        $(429)      $74,883
Net income.................................                                          2,737                                    2,737
Effect of foreign translation..............                                                                        83            83
Unrealized losses on investments...........                                                                        28            28
                                                                                                                            -------
Comprehensive income (loss)................                                                                                   2,848
Exercise of stock options for shares of
 common stock at $1.33 to $17.26 per share.      238,628                 1,226                                                1,226
Tax benefits arising from exercise of
 non-qualified stock options...............                                250                                                  250
Repurchase of  shares of stock at an
 average price of $16.52 per share.........      (25,000)      1          (413)                                                (412)
Compensation expense related to issuance
 of stock option to Photon.................                                108                                                  108
Loans from exercise of stock options due
 2000-2001 at 5.7%-6.85% per year, net of
 repayments................................                                                        (119)                       (119)
                                              ----------     ---       -------     -------      -------         -----       -------
Balance at April 30, 1998..................   11,713,371     $12       $53,101     $27,449      $(1,460)        $(318)      $78,784
Net  loss..................................                                         (6,028)                                  (6,028)
Effect of foreign translation..............                                                                      (224)         (224)
Unrealized losses on investments...........                                                                       (61)          (61)
                                                                                                                            -------
Comprehensive income (loss)................                                                                                  (6,313)
Exercise of stock options for shares of
 common stock at $4.00 to $23.25 per share.      321,846                 2,194                                                2,194

Tax benefits arising from exercise of
 non-qualified stock options..............                                 133                                                  133
Repurchase of  shares of stock at an
 average price of $7.67 per share..........      (63,600)                 (488)                                                (488)
Compensation expense related to
 remeasurement of stock options for
 non-employee directors....................                                375                                                  375
Compensation expense related to issuance
 of stock option to Photon.................                                107                                                  107
Loans from exercise of stock options due
 2000-2002 at 4.71%-5.69%, net of
 repayments................................       (1,973)                                           396                         396
                                              ----------     ---       -------     -------      -------         -----       -------
Balance at April 30, 1999..................   11,969,644     $12       $55,422     $21,421      $(1,064)        $(603)      $75,188
                                              ==========     ===       =======     =======      =======         ======      =======

          See accompanying notes to consolidated financial statements.

                       ORTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   Year Ended April 30,
                                                                                        ---------------------------------------
                                                                                             1999        1998 (1)       1997 (1)
                                                                                        ---------------------------------------
Cash flows from operating activities:
   Net income (loss)....................................................................   $(6,028)      $  2,737       $ 8,315
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss from discontinued operations net of income taxes..............................     1,439          1,400           254
     Loss from disposal of discontinued operations net of income taxes..................     3,919             --            --
     Stock compensation expense on remeasurement........................................       375             --            --
     Depreciation and amortization......................................................     6,265          5,480         4,117
     Increase (decrease) in minority interest in subsidiaries...........................        (4)            20            68
     Gain/loss on disposal of equipment.................................................        21             77            --
     Other..............................................................................       128             --            --
     Compensation expense related to Photon stock options...............................       107            108            51
   Change in assets and liabilities (net of effects of acquired company):
   Receivables and billed contract costs and fees.......................................      (999)           638        (5,180)
   Inventories..........................................................................    (2,951)         3,115        (3,871)
   Income tax receivable................................................................    (1,490)           (72)           --
   Prepaid expenses and other assets....................................................       700           (621)         (255)
   Intangible assets....................................................................        --            311          (779)
   Accounts payable.....................................................................     3,483         (1,889)        2,104
   Accrued payroll and related costs....................................................    (1,105)        (1,391)          638
   Increase (decrease) in discontinued operations reserve...............................    (1,208)            --            --
   Other accrued liabilities............................................................      (372)          (264)          914
   Deferred income......................................................................      (400)             5           (61)
   Deferred income taxes................................................................      (580)          (132)         (435)
   Income taxes payable.................................................................        15         (1,456)        1,125
                                                                                           -------       --------       -------
        Net cash provided by continuing operating activities............................     1,315          8,066         7,005
        Net cash used by discontinued operating activities..............................    (1,308)        (2,322)       (1,278)
                                                                                           -------       --------       -------
   Net cash provided by operating activities............................................         7         5,744         5,727
Cash flows from investing activities:
   Capital expenditures.................................................................    (5,225)        (6,680)       (8,142)
   Investment in subsidiaries and affiliates (net of cash acquired).....................    (1,500)        (5,753)       (2,428)
   Short term investments...............................................................     4,885           (315)        7,598
                                                                                           -------       --------       -------
   Net cash used in investing activities................................................    (1,840)       (12,748)       (2,972)
                                                                                           -------       --------       -------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net..........................................     1,346            861           288
   Proceeds from repayment of stockholder loans.........................................       760            112           387
   Alternative minimum tax related-party loans for stock option exercises...............        --           (262)          296
   Notes payable........................................................................        --             --            (6)
                                                                                           -------       --------       -------
        Net cash (used in) provided by financing activities.............................     2,106            711           965

Effect of exchange rate changes on cash and cash equivalents............................      (224)            84          (428)
                                                                                           -------       --------       -------
        Net increase (decrease) in cash and equivalents.................................        49         (6,209)        3,292
Cash and equivalents at beginning of year...............................................    12,656         18,865        15,573
                                                                                           -------       --------       -------
Cash and equivalents at end of year.....................................................   $12,705       $ 12,656       $18,865
                                                                                           =======       ========       =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest...........................................................................   $    48       $     11       $     4
     Income taxes.......................................................................       574          2,611         3,227
Supplemental disclosure of non-cash financing activities:
   Loans to related parties for stock option exercises..................................   $   385       $    231       $   222

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.


          See accompanying notes to consolidated financial statements.

ORTEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of Operations (unaudited)

   Ortel Corporation ("Ortel" or the "Company") pioneered the development of "linear fiberoptic" technology that enables the transmission of digital, digitally compressed or analog information via radio frequency ("RF") signals on fiberoptic cable. By utilizing this technology, users do not need to convert RF signals into a digital format or transform them to individual channels at low frequencies. The Company's linear fiberoptic technology has contributed to the development of a network architecture called "hybrid fiber/coax," combining the best features of fiberoptics and coaxial cable. Today, linear fiberoptics enables CATV system operators to transform their traditional one-way, video-only systems to interactive, two-way, video, voice and data delivery systems and provides telephone companies with the means to cost effectively transform their traditional telephone networks to deliver interactive video and data services.

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

Investment in Affiliated Companies

   During fiscal 1999 the Company increased its investment in Tellium, Inc. by $1.5 million to a total of $6.7 million. This investment is accounted for by the cost method and, accordingly, there is no recognition of the losses to date incurred by Tellium in the Company's financial results. As of April 30, 1999 the Company owns approximately 18% of the equity of Tellium with a portion in excess of 2% held in the form of non-voting preferred stock. Therefore, the Company believes the accounting of the investment meets the criteria required under the cost method.

   The Company has a $3.6 million investment in Photon Technology Co., Ltd. based in Shenzhen, China. The investment includes the Company's share of net assets valued at $2.4 million. The balance of the investment represents goodwill and organization costs amortized on a straight line basis over ten years. As of April 30, 1999, the Company owns approximately 38% of Photon. During fiscal year 1999, the Company recognized its equity interest in earnings of Photon of $304,000 which has been included in other income. There were no amounts recognized in fiscal years 1998 and 1997.

   The Company purchased 100% of Avitec AB of Sweden on March 14, 1996 for $6.7 million in cash with an additional amount not to exceed approximately $2.5 million to be paid in the year 2001 depending on levels of profitability achieved until that time. Of the amount paid, $6.0 million was in excess of the net asset value of Avitec of which $4.8 million was charged as an expense for research and development in-process. The remainder

                      ORTEL CORPORATION AND SUBSIDIARIES

2.  Summary of Significant Accounting Policies--Continued

is being amortized over a period of five to ten years. Avitec AB is included as part of the wireless operations which the Company announced is for sale.

Product Revenue Recognition

   Revenue on products shipped to customers is recognized upon shipment from the Company's facilities, net of allowance for returns.

Contract Revenue Recognition

   Revenue from research and development contracts are netted against research and development expenses. Revenue from cost reimbursable contracts are recognized based on the ratio of total costs incurred to total estimated costs. Revenue from fixed price contracts are recognized on the percentage of completion method; however, no income is recognized until such time as a reasonable profit estimation can be made. Provisions for estimated losses on uncompleted contracts are made when such losses become determinable. Contract revenue aggregated approximately $195,000, $730,000 and $1,489,000 in fiscal years 1999, 1998 and 1997, respectively.

Warranty Reserves

   The Company estimates warranty reserves required by applying historical experience with regard to probabilities of failure and cost to product sales covered by warranty terms. Warranty reserve amounts included in other accrued liabilities were approximately $900,000 and $1.2 million at April 30, 1999 and April 30, 1998, respectively.

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

Concentration of Credit Risk

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

                      ORTEL CORPORATION AND SUBSIDIARIES

2.  Summary of Significant Accounting Policies--Continued

Research and Development

   Company-sponsored research and development costs are expensed as incurred.

Inventories

   Inventories are shown below and are stated at the lower of cost (first-in, first-out method) or market and for continuing operations are summarized below. Prior years amounts have been reclassified to conform to current year presentation. (in thousands)

                                                                                       Year Ended April 30
                                                                            -------------------------------------------
                                                                                  1999                     1998
                                                                            ------------------       ------------------
Raw materials.........................................................           $ 6,618                  $ 4,498
Work-in-process.......................................................             5,066                    4,993
Finished goods........................................................             1,759                    1,001
                                                                                 -------                  -------
      Total inventories...............................................           $13,443                  $10,492
                                                                                 =======                  =======

Cash Equivalents

   Cash equivalents include short-term commercial paper, money market funds and municipal securities managed by banking institutions totaling $10.3 million and $7.8 million as of April 30, 1999 and 1998, respectively. Cash equivalents being managed by these banking institutions includes securities with maturities of 90 days or less which can be liquidated in a manner that is equivalent to cash.

Short-term Investments

   Short-term investments consist of interest bearing securities with maturities greater than 90 days and consist of U.S. treasuries and municipal securities. The Company adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS
115)" at May 1, 1994. Under SFAS 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At April 30, 1999 and 1998, the Company's marketable investment securities consisted principally of highly liquid investments in tax free municipal obligations with various maturity dates through February 1, 2022. The difference between market value and cost of these securities at April 30, 1999 and 1998 was immaterial.

Foreign Currency Translation

   Under the provisions of Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," all assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. The effects of translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders' equity. Gains (losses) from foreign currency transactions were $9,000, $109,000 and ($89,000) for the fiscal years 1999, 1998 and 1997, respectively.

                      ORTEL CORPORATION AND SUBSIDIARIES

2.  Summary of Significant Accounting Policies--Continued

Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on May 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles including goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future operating cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

                      ORTEL CORPORATION AND SUBSIDIARIES

2.  Summary of Significant Accounting Policies--Continued

   Net Income (Loss) Per Share

   Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised Common Stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised Common Stock equivalents. Net income (loss) per share from continuing operations for all years presented is summarized as shown below: (in thousands, except per share data)

                                                                                        Year Ended April 30,
                                                                               --------------------------------------
Basic and diluted computations                                                    1999         1998          1997
                                                                               --------------------------------------
Income (loss) from continuing operations.....................................   $  (670)      $ 4,137       $ 8,569
                                                                                =======       =======       =======

Net income (loss)............................................................   $(6,028)      $ 2,737       $ 8,315
                                                                                =======       =======       =======

Shares used for basic per share computations:
  Weighted average shares outstanding........................................    11,876        11,634        11,463
  Effect of dilutive securities - stock options..............................        --         1,005         1,146
                                                                                -------       -------       -------
  Shares used for diluted per share computations.............................    11,876        12,639        12,609
                                                                                =======       =======       =======

Net income (loss) per share:
Net income (loss) per share - Basic:
  Income (loss) from continuing operations...................................   $  (.06)      $   .36       $   .75
  Discontinued operations....................................................      (.45)         (.12)         (.02)
                                                                                -------       -------       -------
Net income (loss) per share - Basic..........................................   $  (.51)      $   .24       $   .73
                                                                                =======       =======       =======

Net income (loss) per share - Diluted (1):
  Income (loss) from continuing operations (1)...............................   $  (.06)      $   .33       $   .68
  Discontinued operations (1)................................................      (.45)         (.11)         (.02)
                                                                                -------       -------       -------
Net income(loss) per share  diluted (1)......................................   $  (.51)      $   .22       $   .66
                                                                                =======       =======       =======


(1) Options to purchase 652,000 shares at or below the average price of the common shares were outstanding at April 30, 1999, but were excluded from the computation of diluted earnings per share for fiscal 1999 as the Company reported a loss position and the effect would be antidilutive.

Options to purchase 1,813,876, 824,349 and 622,505 shares at weighted average exercise price of $15.26, $20.28 and $23.75 were outstanding at April 30, 1999, 1998 and 1997 respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive for all periods presented..

                      ORTEL CORPORATION AND SUBSIDIARIES

2. Summary of Significant Accounting Policies--Continued

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on the information currently available, management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.

   In March 1998, the AICPA Accounting Standard Executive Committee issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires capitalization of certain costs related to computer software developed or obtained for internal use. The Company will adopt SOP 98-1 effective in fiscal 2000. Based on the information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

   In April 1998, the AICPA Accounting Standard Executive Committee issued Statement of Position 98-5, (SOP 98-5) "Reporting on the Cost of Start-up Activities." SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which SOP 98-5 is first adopted and should be reported as a cumulative effect of a change in accounting principle. SOP 98-5 will be adopted in the first quarter of fiscal 2000 at which time the Company will record a cumulative effect of a change in accounting principle of approximately $1 million in the consolidated statement of operations for the period ending July 31, 1999.

Discontinued Operations

  In the second quarter of fiscal 1999, the Company adopted a plan of disposal for its 980nm pump laser product. In light of the dependence of this business on a common proprietary technology and its dissimilarity to the continuing operations of the Company, these operations have been separately reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

  The results of the discontinued business has been reported separately as a component of discontinued operations on the accompanying consolidated statements of operations. Summarized results of the discontinued business for the years ended April 30, 1999, 1998 and 1997, were as follows (in thousands):


                                                                             ----------------------------------------------------
                                                                                             Year Ended April 30
                                                                             ----------------------------------------------------
                                                                                  1999                 1998                1997
                                                                             ------------         ------------        -----------
Revenues..............................................................          $   795               $   943             $ 191

Loss before income taxes..............................................           (1,799)               (2,194)             (367)
Income tax benefit....................................................             (360)               (  794)             (113)
                                                                                -------               -------             -----
Loss after tax  benefit...............................................          $(1,439)              $(1,400)            $(254)
                                                                                =======               =======             =====

     During fiscal year 1999, the Company incurred a loss of $3,919,000, net of income tax benefit of $980,000 from the disposal of assets related to the discontinued business.

                      ORTEL CORPORATION AND SUBSIDIARIES

2. Summary of Significant Accounting Policies--Continued

Reclassifications

   Certain prior year balances in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

3.  Bank Line of Credit

   The Company had an unsecured revolving line of credit for $5 million which carried an interest rate of 7.06%. The line of credit was never used and the Company allowed it to expire in September 1998.

4.  Stockholders' Equity

Stock Repurchases

   In November 1995, the Company announced a plan to repurchase up to one-million shares of Common Stock from time to time as market conditions dictate. Repurchases of 63,600, 25,000 and 50,000 shares were made at a total cost of $488,000, $413,000 and $604,000 in the fiscal years 1999, 1998 and 1997 respectively.

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

                      ORTEL CORPORATION AND SUBSIDIARIES

4.   Stockholders' Equity--Continued

Stock Option Plans

     During calendar year 1990, the stockholders of the Company approved the 1990 Stock Option Plan (the "1990 Plan") which replaced the previous 1981 Incentive Stock Option Plan. Under the 1990 Plan, the Company reserved up to 2,400,000 shares of its Common Stock for issuance to eligible employees, officers and directors upon exercise of options granted. Upon completion of the Company's initial public offering in October 1994 no further options were granted under the 1990 Plan.

     During fiscal year 1995, the stockholders of the Company approved the 1994 Equity Participation Plan, pursuant to which 240,000 shares of Common Stock were initially reserved for issuance. The shares of Common Stock authorized to be issued under this plan increases annually by 6% of the total common shares outstanding at the beginning of the following fiscal year.

     On December 14, 1998 the board of directors determined that in order to incentivize the Company's employees, it would be in the best interest of the Company and its stockholders to reprice approximately 1,332,000 options then outstanding with an exercise price in excess of $13.00 per share. The repricing was accomplished through the exchange of old options for new options granted at the fair market value of the Company's stock on the date of grant, December 14, 1998 of $9.625. The vesting schedule for the repriced options is delayed one year from the original vesting schedule, provided, however, that no options may be exercised prior to December 14, 1999, except in the case of death, disability or retirement.

     In June 1999, the Company approved a modification to the vesting period of stock options held by non-employee directors and certain options held by employee directors whereby such options would become fully vested and have extended exercise periods under certain conditions such as retirement from the board and a change in control. Related to this remeasurement, compensation expense of $375,000 was recorded in fiscal 1999.

     This table summarizes all activity under the stock option plans for the fiscal years 1997, 1998 and 1999.



                                                                                                            Wtd. Avg.
                                      1981        1990        1994           Non-           Total       Exercise Price
                                      Plan        Plan        Plan(1)      Qualified       Shares         per Share      Exercisable
                                    --------   ----------   -----------   ------------   ----------     ---------------  -----------
Outstanding at April 30, 1996         6,358     1,573,400       778,878        21,450     2,380,086         $ 9.15          855,408
   Granted......................         --            --       686,571            --       686,571         $21.38
   Exercised....................     (6,358)     (177,600)       (4,925)       (1,750)     (190,633)        $ 4.56
   Canceled.....................        (--)      (27,000)      (30,466)          (--)      (57,466)        $11.10
                                     ------     ---------    ----------       -------     ----------
Outstanding at April 30, 1997            --     1,368,800     1,430,058        19,700      2,818,558        $12.40        1,180,690
   Granted......................         --            --     1,301,276            --      1,301,276        $14.65
   Exercised....................         --      (197,175)      (21,753)      (19,700)      (238,628)       $ 5.14
   Canceled.....................        (--)      (23,650)     (674,713)          (--)      (698,363)       $19.73
                                     ------     ---------    ----------       -------     ----------
Outstanding at April 30, 1998            --     1,147,975     2,034,868            --      3,182,843        $12.25        1,379,055
   Granted......................         --            --     2,407,225            --      2,407,225        $10.28
   Exercised....................         --      (257,325)      (64,521)           --       (321,846)       $ 6.88
   Canceled.....................        (--)      (19,200)   (1,866,867)          (--)    (1,886,067)       $16.21
                                     ------     ---------    ----------       -------     ----------
Outstanding at April 30, 1999            --       871,450     2,510,705            --      3,382,155        $ 9.12        1,003,340
                                     ======     =========    ==========       =======     ==========

Total authorized................         --       871,450     2,887,133            --      3,758,583
Options available for grant.....         --            --       376,428            --        376,428
Exercisable (2).................         --       842,350       160,990            --      1,003,340        $ 6.24


(1) Effective May 1, 1999, the number of options authorized to be granted increased to 3,696,511
(2) As a result of the December 14, 1998 option repricing, shares totaling 451,388 become exercisable on December 15, 1999.

                       ORTEL CORPORATION AND SUBSIDIARIES

4.   Stockholders' Equity--Continued

     The weighted average fair market value of options granted in fiscal years 1999, 1998 and 1997 was $10.28, $7.86 and $12.27 respectively, on the date of grant using Black-Sholes option-pricing model with the assumptions tabled below. The following table summarized information regarding options outstanding and options exercisable at April 30, 1999.

-------------------------------------------------------------------------------------------------------------------------
                                Number of        Weighted-Average                                          Weighted-
          Range                  Options            Remaining           Weighted-         Number of     Average Price of
           of                Outstanding at      Contractual Life        Average           Options        Exercisable
     Exercise Prices         April 30, 1999           (years)        Exercise Price      Exercisable        Options
-------------------------------------------------------------------------------------------------------------------------
    $ 4.00 - $ 4.00             657,850                 3.22              $ 4.00            657,850          $ 4.00
    $ 7.00 - $ 7.75             421,962                 9.83              $ 7.28                 --          $   --
    $ 8.00 - $ 8.50             296,390                 6.43              $ 8.06            184,500          $ 8.00
    $ 9.63 - $ 9.63           1,022,030                 9.62              $ 9.63              1,428          $ 9.63
    $10.44 - $12.88             708,497                 8.84              $12.59             90,535          $12.19
    $13.25 - $17.50             258,176                 8.03              $13.95             62,567          $14.09
    $23.13 - $23.25              17,250                 7.91              $23.19              6,460          $23.21
                              ---------                 ----              ------          ---------          ------
    $ 4.00 - $23.25           3,382,155                 7.83              $ 9.12          1,003,340          $ 6.24
                              =========                 ====              ======          =========          ======

     During fiscal 1997 approximately 70,000 stock option shares were granted to key employees of Photon at an option price of $20.75 which was the fair market value on the date of grant. These options vest over a five-year period. During fiscal 1998, in return for the cancellation of this prior stock option, a new grant of 70,000 option shares were granted to the employees of Photon at an option price of $13.25 which was the fair market value on that new date of grant. During fiscal years, 1998 and 1997, approximately $108,000 and $51,000, respectively was recorded as expense related to these options. No expense was recorded in fiscal year 1999. The amount of expense was determined using the Black-Sholes option-pricing model with the same assumptions tabled below.

     For financial reporting purposes, the Company recognizes compensation expense for the difference between the estimated fair market value of the Common Stock and the stock option exercise price at date of grant, if any, over the vesting period. Further, to the extent the Company derives a tax benefit from non-qualified options exercised by employees, such benefit is credited to additional paid in capital when realized on the Company's income tax return. Tax benefits realized totaling $133,000, $250,000 and $241,000 were credited to additional paid in capital in 1999, 1998 and 1997, respectively.

Stock-based Compensation

     The Company applies APB Opinion No. 25 in accounting for stock-based compensation. Because options were granted at fair market value, no compensation cost has been recognized for its stock options except as related to those given to key employees of Photon and certain modifications made to options to non-employee directors. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's income (loss) from continuing operations would have been reduced to the pro forma amounts indicated below and the next page. Prior years amounts have been reclassified to conform to current year presentation.

                                                    Year Ended April 30,
                                                 ---------------------------
          Assumptions                              1999      1998      1997
                                                 --------  --------  -------
Expected dividend yield.....................         --%       --%       --%
Risk-free interest rate.....................       5.16%     6.19%     6.50%
Expected volatility.........................         50%       50%       50%
Expected life (years).......................       5.5       5.5       6.2

                      ORTEL CORPORATION AND SUBSIDIARIES

4.   Stockholders' Equity--Continued
     (in thousands, except per share data)

                                                                                             Year Ended April 30
                                                                          ---------------------------------------------------------
Pro forma net income (loss) per share                                         1999                  1998                   1997
                                                                          -------------         -------------          ------------
Income (loss) from continuing operations:
   As reported....................................................            $(670)                $4,137                $8,569
   Pro forma......................................................            $(874)                $2,710                $6,695
Income (loss) per share
   As reported:
      Basic.......................................................            $(.06)                $  .36                $  .75
      Diluted.....................................................            $(.06)                $  .33                $  .68
   Pro forma:
      Basic.......................................................            $(.06)                $  .21                $  .56
      Diluted.....................................................            $(.06)                $  .20                $  .51

     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the above pro forma disclosures because compensation cost is reflected over the options vesting periods and compensation costs for options granted prior to fiscal year 1996 is not considered. Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

5.   Income Taxes

     The provision (credit) for income taxes for continuing operations is comprised of the following. Prior years amounts have been reclassified to conform to current year presentation. (in thousands).

                                                                                             Year Ended April 30
                                                                          ---------------------------------------------------------
                                                                              1999                  1998                   1997
                                                                          -------------         -------------          ------------
Federal:
   Current........................................................          $(1,241)                $  915                 $3,386
   Deferred.......................................................              (66)                   (35)                   (79)
                                                                            -------                 ------                 ------
   Total..........................................................           (1,307)                   880                  3,307
State:
   Current........................................................               79                    305                     52
   Deferred.......................................................              (33)                   (12)                   178
                                                                            -------                 ------                 ------
   Total..........................................................               46                    293                    230
Foreign:
   Current........................................................              413                    456                    520
   Deferred.......................................................             (147)                  (112)                  (256)
                                                                            -------                 ------                 ------
   Total..........................................................              266                    344                    264
                                                                            -------                 ------                 ------

Total.............................................................          $  (995)                $1,517                 $3,801
                                                                            =======                 ======                 ======

     Total income tax credits related to losses on discontinued operations are not included in the above table. Such credits were $360,000, $794,000 and $113,000 in the fiscal years 1999, 1998 and 1997, respectively.

                      ORTEL CORPORATION AND SUBSIDIARIES

5.   Income Taxes--Continued

     Temporary differences which give rise to deferred tax assets and liabilities are shown in the table below. Prior year amounts have been reclassified to conform to current year presentation (in thousands).

                                                                                       Year Ended April 30,
                                                     -------------------------------------------------------------------------------
                                                                         1999                                         1998
                                                     -----------------------------------------      --------------------------------
                                                            Asset                 Liability              Asset            Liability
                                                     ------------------       ----------------      ----------------      ----------
Inventory reserves...................................           $   854                     --                $1,141             --
Accrued vacation.....................................               395                     --                   387             --
Warranty accrual.....................................               361                     --                   494             --
Bad debt reserve.....................................               199                     --                   123             --
Goodwill, net of amortization........................                --                   $156                    --         $  216
Depreciation.........................................                --                    356                    --            821
Tax credits..........................................             2,343                     --                    --             --
Tax loss carryforwards...............................               694                     --                    --             --
Other................................................               271                    305                   630            561
                                                                -------                   ----                ------         ------
   Sub total.........................................             5,117                    817                 2,775          1,598
Less valuation allowance.............................            (2,543)                    --                    --             --
                                                                -------                   ----                ------          ------
   Total.............................................           $ 2,574                   $817                $2,775         $1,598
                                                                =======                   ====                ======         ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company has recorded a valuation allowance of $2,543,000 to reflect the estimated amount of deferred tax assets which may not be realized.

     At April 30, 1999, the Company had a federal research and development credit carryforward of $518,000 that will expire in the fiscal year ending April 30, 2019. The Company also had a federal minimum tax carryforward of $914,000 that does not expire. In addition, the Company had a California research and development credit carryforward of $971,000 and a minimum tax credit carryforward of $45,000 neither of which expires. The Company also had a California manufacturers' investment credit of $189,000 that will begin to expire in the fiscal year ending April 30, 2006. At April 30, 1999, the Company had a California net operating loss carryforward of $3.5 million which expires in the fiscal year ending April 30, 2004.

                      ORTEL CORPORATION AND SUBSIDIARIES

5.   Income Taxes--Continued

     The consolidated effective income tax rate on income before income taxes differs from the United States statutory income tax rate for the reasons set forth in the table below. The tax rate shown is for taxes paid on income or loss from continuing operations. Fiscal 1999 includes the effective use of tax credits which it was previously unable to apply.

                                                                                                 Year Ended April 30,
                                                                             -------------------------------------------------------
                                                                                1999                   1998                 1997
                                                                             ------------          ------------         ------------
    U.S. statutory tax rate..............................................        34.0%                  34.0%               34.0%
    Benefits of tax credits..............................................        76.1                  (10.2)               (2.8)
    Tax effect of permanent differences..................................         7.3                   (2.3)               (2.7)
    Tax rate differential on foreign earnings............................       (10.6)                   2.4                 1.0
    State income taxes...................................................        46.5                    3.8                 2.3
    Change in valuation allowance........................................       (95.8)                    --                  --
    Other................................................................         2.2                    (.9)               (1.1)
                                                                                -----                  -----                ----
Effective rate.......................................................            59.7%                  26.8%               30.7%
                                                                                =====                  =====                ====

     During fiscal year 1999, the U.S. Internal Revenue Service completed its audit of the Company's income tax return for the fiscal year ended April 30, 1996. The resolution of the audit did not result in a material effect on the Company's financial condition or results of operations.

6.   Related Party Transactions

Loans to Related Parties

     From time to time the Company makes loans to certain officers and key employees related to the exercise of stock options. These loans are full recourse and secured by the shares of Common Stock issued upon such exercise. Interest is payable annually at rates specified below in accordance with Internal Revenue Service (IRS) guidelines on such loans. In addition, the Company extends loans related to the alternative minimum tax on the exercise of these stock options and on similar terms and conditions as the underlying loans based on the amount exercised. Loans extended for the exercise of incentive stock options are netted against equity while those loans extended to cover alternative minimum taxes resulting from such exercises are classified as other assets (in thousands, except share and option price data.)



                                        No. of
                                         Stock                     Stock                                           AMT
Loan Total                              Option        Option       Loan                              Interest      Loan      Amount
                                        Shares        Price       Amount         Maturity Dates       Rates       Amount      Total
                                     -----------------------------------------------------------------------------------------------
Balance at April 30, 1997                                         $1,341                                         $  978     $ 2,319
  New Loans.........................    45,750     $4.00-8.00        231      5/06/2000-8/08/2001    5.70-6.85%     262         493
  Payments..........................                                (112)                                           (--)       (112)
                                                                  ------                                         ------     -------
Balance at April 30, 1998                                         $1,460                                         $1,240     $ 2,700
  New Loans.........................    85,500     $4.00-4.53        385      9/05/2000-7/01/2002    4.71-5.69%      --         385
  Payments..........................                                (781)                                          (854)     (1,635)
                                                                  ------                                         ------     -------
Balance at April 30, 1999...........                              $1,064                                         $  386     $ 1,450
                                                                  ======                                         ======     =======

     Subsequent to year end, the Board of Directors approved a two-year extension of all pre-existing loans to all officers and key personnel employed as of June 5, 1999.

                      ORTEL CORPORATION AND SUBSIDIARIES

6.   Related Party Transactions--Continued

Purchases from and Sales to Related Parties

     The Company purchases from and sells to Sumitomo Osaka Cement Co., Ltd. (Sumitomo) which owns approximately 20% of the Company's Common Stock. The Company also purchases from and sells to Photon in which the Company owns approximately 38%. Sales and purchases to related parties are made at prices and with payment terms comparable to unrelated parties. The amount of sales and purchases to related parties is tabled below.

                                               Sumitomo                                    Photon
                                ------------------------------------       ------------------------------------
                                        Purchases                                 Purchases
                                          From          Sales To                     From            Sales To
                                ------------------------------------       ------------------------------------
              1997                      $  828,000        $2,156,000          $            --   $            --
              1998                      $  650,000        $1,860,000               $  823,000        $  622,000
              1999                      $1,003,000        $2,721,000               $1,480,000        $2,266,000

     At April 30, 1999 accounts payable to Sumitomo and Photon were approximately $172,000 and $500,000, respectively. At April 30, 1999 accounts receivable from Sumitomo and Photon were approximately $309,000 and $955,000, respectively.

7.   Commitments and Contingencies

Leases

     As of April 30, 1999, the Company leased its operating facilities consisting of nine buildings, numerous trailers and parking space in Alhambra, California. These agreements typically provide that the Company is responsible for maintenance costs and for property taxes over a predetermined base amount. Some leases are subject to an annual increase based on the Consumer Price Index ("CPI"). The annual cost of these leases was approximately $1,010,000, $910,000 and $725,000 in the fiscal years 1999, 1998 and 1997, respectively.

     During fiscal 1999, the Company entered into a two-year lease for building six combining the space it previously leased in two separate increments. The Company also exercised an option period for building seven extending the lease term for two years.

     Summarized below are total future minimum lease commitments for the Alhambra, California facilities, parking, field sales offices and other equipment (including the next option to renew under all leases but excluding adjustments for CPI increases):

       --------------------------------------      ------------
            Fiscal Year Ending April 30               $  000
       --------------------------------------      ------------
                   2000                               $  915
                   2001                               $  985
                   2002                               $1,226
                   2003                               $1,231
                   2004                               $1,117
                   2005                               $1,098

                      ORTEL CORPORATION AND SUBSIDIARIES

7.   Commitments and Contingencies--Continued

Patents

     As early as January, 1990, the Company received notices from Rockwell International Corporation ("Rockwell") alleging that a process used by Ortel for growing epitaxial layers infringes certain broad patent rights that Rockwell holds. In August 1993, Rockwell sued the U.S. government alleging infringement of these patent rights with respect to the contracts the U.S. government has had with at least 15 companies, including Ortel. During fiscal 1997, this patent was held invalid in a court action brought by Rockwell. A subsequent ruling of the Court of Appeals for the federal circuit sent the case back to trial. The U.S. government settled the lawsuit and in April 1999, Rockwell once again approached the Company asserting its rights to the patent. The Company has requested information regarding terms of a possible license.

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

     The Company purchased 100% of Avitec AB of Sweden on March 14, 1996 for $6.7 million in cash with an additional amount not to exceed approximately $2.5 million to be paid in the year 2001 depending on levels of profitability achieved until that time. No liability currently exists related to this additional payment.

8.   Significant Customers and Concentration of Risk

     During the fiscal years ended April 30, 1999, 1998 and 1997, revenues from General Instrument and Antec Corporation represented 46%, 26% and 42%, respectively. There were no other customers which accounted for more than 10% of revenues during any of these periods.

     The Company sells its products generally to large CATV equipment manufacturers and telecommunications companies. Accounts receivable from General Instruments and Antec Corporation total $6.2 million, $5.2 million and $4.1 million or 42%, 39% and 30% of total accounts receivable at April 30, 1999, 1998 and 1997, respectively.

                      ORTEL CORPORATION AND SUBSIDIARIES

9.   Supplemental Information and International Operations

     For continuing operations, revenues, pretax income/(loss) and net income/(loss) from foreign and domestic operations reflect results on the basis of the country in which operations are conducted. These results are summarized as shown below. Prior years amounts have been reclassified to conform to current year presentation. (in thousands)

                                                                                             Year Ended April 30
                                                                      -------------------------------------------------------------

                                                                              1999                 1998(1)               1997(1)
                                                                      -----------------      ----------------      ----------------
Revenue
Domestic operations...................................................          $63,333               $67,459               $74,323
International operations..............................................           14,194                13,437                15,474
Intercompany eliminations.............................................           (5,468)               (4,969)               (7,434)

                                                                                -------               -------               -------
      Total revenues..................................................          $72,059               $75,927               $82,363
                                                                                =======               =======               =======

Pretax income (loss) from continuing operations
Domestic operations...................................................          $  (720)              $ 4,559               $13,549
International operations..............................................             (761)                   55                   (67)

Intercompany eliminations.............................................             (184)                1,040                (1,112)

                                                                                -------               -------               -------
      Pretax income (loss)............................................          $(1,665)              $ 5,654               $12,370
                                                                                =======               =======               =======

Net income (loss) from continuing operations
Domestic operations...................................................          $   541               $ 3,385               $10,011
International operations..............................................           (1,028)                 (288)                 (330)

Intercompany eliminations.............................................             (183)                1,040                (1,112)

                                                                                -------               -------               -------
      Net income (loss)...............................................          $  (670)              $ 4,137               $ 8,569
                                                                                =======               =======               =======

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.

     Identifiable assets attributable to foreign operations, which principally consist of trade receivables from European customers and inventories, totaled $7.5 million, $7.7 million and $8.4 million at April 30, 1999, 1998 and 1997, respectively.


10.  401(k) Plan

     The Company has a 401(k) benefit plan ("401(k) Plan") allowing each employee to contribute up to a maximum of 17% of gross salary or $10,000, whichever is less. The Company will match the employee's contributions based on certain percentages of the employee's contributions, as defined, up to Internal Revenue Service applicable limits. The Company made contributions of $386,000, $445,000 and $407,000 to the 401(k) Plan during the years ended April 30, 1999, 1998 and 1997, respectively.

                      ORTEL CORPORATION AND SUBSIDIARIES

11.  Comprehensive Income

     In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. The statement required that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Accumulated other comprehensive income of the Company consists of net unrealized gains (losses) on available for sale investment and cumulative effect of foreign currency translation.

     The change in the components of other accumulated comprehensive income
(losses) net of taxes are as follows:   (in thousands)

                                                                                       Cumulative
                                                          Unrealized Gain           Effect of Foreign              Accumulated
                                                        (Loss) on Available             Currency                      Other
                                                             for Sale               Translation Gain              Comprehensive
                                                            Investments                  (Loss)                   Income/(Loss)
                                                      ------------------------------------------------------------------------------
Beginning balance.....................................       $  24                      $(342)                    $(318)
Current period change.................................         (61)                      (224)                     (285)
                                                             -----                      -----                     -----
Ending balance........................................       $ (37)                     $(566)                    $(603)
                                                             =====                      =====                     =====


     The related tax effects allocated to each component of other comprehensive income.

                                                                                         Tax
                                                            Before Tax                (Expense)               Net-of-Tax
                                                              Amount                  Or Benefit                Amount
                                                           -----------------------------------------------------------------
Unrealized gains (losses) on securities...............         (61)                     $  36                     $ (25)
Foreign currency translation adjustments..............        (224)                       134                       (90)
                                                             -----                      -----                     -----
Other comprehensive income............................       $(285)                     $ 170                     $(115)
                                                             =====                      =====                     =====

12.  Segment Reporting

     On April 30, 1999 the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of SFAS 131 did not have a material effect on the Company's primary financial statements and did not effect the disclosure of segment information contained herein. The method of determining what information to report is based on the way management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by product lines for purposes of making operating decisions and assessing financial performance.

     The fiber optics segment consists of broadband, satellite communications and telecommunications products. The wireless segment is comprised of products for cellular telephone systems and includes repeater products designed and manufactured both in the U.S. and in the Swedish subsidiary, Avitec AB. In June 1999, the Company announced its intention to sell its wireless operations in order to focus on its fiber optic business.

                      ORTEL CORPORATION AND SUBSIDIARIES

12.  Segment Reporting--Continued

     Information about the Company's operations by business segments for the fiscal years ended April 30, 1999, 1998 and 1997 is presented below:

     Revenues of the fiber optics segment increased 2% in 1999 compared to 1998. Fiber optics revenues decreased 14% in 1998 compared to 1997 and reflected a dramatic slowdown in domestic broadband industry offset somewhat by an increase in revenues from satellite communications products. Wireless segment revenues for fiscal 1999 decreased 43% when compared to fiscal 1998 which included a multi-million dollar single sale of in-building product to an Asian customer.


                                                                  REVENUE BY SEGMENT
                                                                 Year Ended April 30
                                       -----------------------  -----------------------  -----------------------
                                               1999                    1998 (1)                  1997 (1)
                                       -----------------------  -----------------------  -----------------------
                                                      Percent                  Percent                  Percent
                                       $  (000)       of Total  $  (000)       of Total  $  (000)       of Total
                                       -------        --------  -------        --------  -------        --------
Segments
  Fiber Optics......................    $65,028          90%     $63,558          84%     $73,943          90%
  Wireless..........................      7,031          10%      12,369          16%       8,420          10%
                                        -------         ---      -------         ---      -------         ---
Total Sales.........................    $72,059         100%     $75,927         100%     $82,363         100%
                                        =======         ===      =======         ===      =======         ===

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.

     Gross margins in fiber optics have decreased each year. Losses in the wireless segment reflect substantial research and development spending in repeater products. Increased G&A spending negatively impacted both segments.

                                                              OPERATING INCOME (LOSS) BY SEGMENT
                                                                     Year Ended April 30,
                                       --------------------     -----------------------  -----------------------
                                              1999                       1998 (1)                     1997 (1)
                                       --------------------     -----------------------  -----------------------
                                                  Percent                     Percent                  Percent
                                       $  (000)  of Revenue     $  (000)    of Revenue   $  (000)    of Revenue
                                       -------   ----------     ----------  -----------  -------     ----------
Segments
  Fiber Optics......................    $   186      --          $ 8,044         13%      $18,357         25%
  Wireless..........................     (3,321)    (47%)         (4,252)       (34%)      (8,188)       (97%)
                                        -------     ---          -------        ---       -------        ---
Total Operating Income (Loss).......    $(3,135)     (4%)        $ 3,792          5%      $10,169         12%
                                        =======     ===          =======        ===       =======        ===

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.

     In addition to evaluating the segments on the basis of their profit or loss, two significant assets are tracked and measured: accounts receivable and inventory. Identification of accounts receivable to a specific segment is generally on the basis of the customer. Inventory can also be linked to a specific segment; however, there are cases where components are shared across segments and a reasonable method of allocating such inventory was adopted. Reserves for accounts receivable and inventory are not separated by segments. The following tables compare accounts receivable and inventory levels at the past two fiscal years ended April 30, (in thousands):

                 Accounts Receivable                                                      Inventory
          -------------------------------                                      ------------------------------
                 Year ended April 30,                                                Year ended April 30,
          -------------------------------                                      ------------------------------
             1999                 1998                                            1999                1998
          -------------------------------                                      ------------------------------
           $13,382            $11,007                 Fiber Optics              $12,196             $ 8,985
             2,140              2,119                 Wireless                    3,727               4,276
           -------            -------                                           -------             -------
           $15,522            $13,126                 Total Gross               $15,923             $13,261
              (973)              (307)                 Reserves                  (2,480)             (2,769)
           -------            -------                                           -------             -------
           $14,549            $12,819                 Total Net                 $13,443             $10,492
           =======            =======                                           =======             =======

                       ORTEL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13. Quarterly Information (unaudited)

   Set forth below is selected quarterly consolidated financial data with respect to the Company for the two years ended April 30, 1999 and 1998. Certain amounts related to discontinued operations have been reclassified to conform to current year presentation. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                             Year Ended April 30, 1999           Year Ended April 30, 1998
                                     (in thousands, except per share amounts)
                          ----------------------------------  ----------------------------------
                          Q1 (1)   Q2 (1)   Q3 (1)   Q4 (1)   Q1 (1)   Q2 (1)   Q3 (1)   Q4 (1)
                          -------  -------  -------  -------  -------  -------  -------  -------
Consolidated Statement
 of Operations Data:
Revenues................  $18,444  $19,765  $16,915  $16,935  $19,620  $21,701  $18,589  $16,017
Cost of revenues........   10,511   11,830   11,447   10,303   10,771   11,908   11,378   10,008
                          -------  -------  -------  -------  -------  -------  -------  -------
 Gross profit...........    7,933    7,935    5,468    6,632    8,849    9,793    7,211    6,009
Operating expenses:
 Research and
  development...........    3,116    3,004    3,017    3,237    2,710    3,189    2,780    2,983
 Sales and marketing....    2,665    3,444    2,729    3,002    2,434    2,571    2,290    2,956
 General and
  administrative........    1,541    1,772    1,416    2,160    1,337    1,491    1,604    1,725
                          -------  -------  -------  -------  -------  -------  -------  -------
   Total operating
    expenses............    7,322    8,220    7,162    8,399    6,481    7,251    6,674    7,664
                          -------  -------  -------  -------  -------  -------  -------  -------
 Operating Income
  (loss)................      611     (285)  (1,694)  (1,767)   2,368    2,542      537   (1,655)
Other:
 Interest income, net...      259      430      212      390      284      340      367      287
 Other income
  (expense), net........       44      119       73      (57)     (97)      28     (111)     764
                          -------  -------  -------  -------  -------  -------  -------  -------
Income (loss) from
 continuing operations
 before income taxes....  $   914  $   264  $(1,409) $(1,434) $ 2,555  $ 2,910  $   793  $  (604)
Provision (credit) for
 income taxes...........      190       53     (289)    (949)     731      737      188     (139)
                          -------  -------  -------  -------  -------  -------  -------  -------
Income (loss) from
 continuing operations
 before income taxes....  $   724  $   211  $(1,120) $  (485) $ 1,824  $ 2,173  $   605  $  (465)
Loss from disposal of
 discontinued
 operations, net of
 taxes..................     (518)  (4,840)      --       --     (329)    (262)    (234)    (575)
                          -------  -------  -------  -------  -------  -------  -------  -------
Net income (loss).......  $   206  $(4,629) $(1,120) $  (485) $ 1,495  $ 1,911  $   371  $(1,040)
                          =======  =======  =======  =======  =======  =======  =======  =======
Income (loss) per common
 share - Basic (3)
 Income (loss) from
  continuing
  operations............  $   .06  $   .02  $  (.09) $  (.04) $   .16  $   .18  $   .05  $  (.04)
 Discontinued
  operations............     (.04)    (.41)      --       --     (.03)    (.02)    (.02)    (.05)
                          -------  -------  -------  -------  -------  -------  -------  -------
   Income (loss) per
    share - Basic.......  $   .02  $  (.39) $  (.09) $  (.04) $   .13  $   .16  $   .03  $  (.09)
                          =======  =======  =======  =======  =======  =======  =======  =======
Income (loss) per common
 share - Diluted (2,3)..
 Income (loss) from
  continuing
  operations............  $   .06  $   .02  $  (.09) $  (.04) $   .15  $   .17  $   .05  $  (.04)
 Discontinued
  operations............     (.04)    (.41)      --       --     (.03)    (.02)    (.02)    (.05)
                          -------  -------  -------  -------  -------  -------  -------  -------
   Income (loss) per
    share - Diluted.....  $   .02  $  (.39) $  (.09) $  (.04) $   .12  $   .15  $   .03  $  (.09)
                          =======  =======  =======  =======  =======  =======  =======  =======
Shares used in per share
 computation:
 Basic..................   11,751   11,860   11,920   11,976   11,524   11,624   11,684   11,707
 Diluted................   12,629   11,860   11,920   11,976   12,559   12,963   12,654   11,707

(1)Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.
(2)Computed using basic shares; diluted share computation would be antidilutive.
(3)Quarterly per share amounts may not aggregate to total per share amounts for the year.

                      ORTEL CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended April 30, 1999, 1998 and 1997
                                (in thousands)

                                                                 Balance at
                                                                Beginning of                                           Balance at
                       Description                                 Year             Additions      Deductions          End of Year
----------------------------------------------------------      ------------------------------------------------------------------
Year ended April 30, 1997:
   Allowance for doubtful accounts.........................        $  325             $   60        $   38 (1)             $  347
   Inventory reserve.......................................        $1,066             $  912        $    2 (2)             $1,976

Year ended April 30, 1998
   Allowance for doubtful accounts.........................        $  347             $   61        $  101 (1)             $  307
   Inventory reserve.......................................        $1,976             $2,475        $1,682 (2)             $2,769

Year ended April 30, 1999
   Allowance for doubtful accounts.........................        $  307             $  671        $    5 (1)             $  973
   Inventory reserve.......................................        $2,769             $1,882        $2,171 (2)             $2,480

(1)  Write-off of uncollectible accounts
(2)  Write-off of obsolete materials

EXHIBIT INDEX

 Exhibit No.                                Document Description                    Page No.
------------                                --------------------                    --------
   3.1         Certificate of Incorporation.                                         (Note 1)
   3.2         Bylaws of Ortel Corporation.                                          (Note 1)
   4.1         Rights Agreement between Ortel Corporation and First Interstate       (Note 2)
               Bank of California dated March 3, 1995
  10.1         Employment Agreement, dated September 14, 1990, between Ortel         (Note 1)
               Corporation and Israel Ury.
  10.2         Employment Agreement, dated September 14, 1990, between Ortel         (Note 1)
               Corporation and Nadav Bar-Chaim.
  10.3         1990 Stock Option Plan of Ortel Corporation.                          (Note 1)
  10.4         Form of Indemnification Agreement.                                    (Note 1)
  10.5         Key Shareholders Agreement, dated as of March 26, 1990, among Wim     (Note 1)
               H.J. Selders, Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo Cement
               Co., Ltd., The Ury Family Trust and Ortel Corporation.
  10.6         Agreement Concerning Certain Financial and Business Arrangements,     (Note 1)
               dated as of March 26, 1990 between Sumitomo Cement Co., Ltd. and
               Ortel Corporation.
  10.7         1994 Equity Participation Plan of Ortel Corporation.                  (Note 1)
  10.8         Stock Purchase Agreement dated March 12, 1996 between Hakan           (Note 3)
               Samuelsson and Ortel Corporation.
  10.9         Loan Agreement, dated June 2, 1995 between Ortel Corporation and      (Note 4)
               Bank of America.
  10.10        Amendment No. 2 dated September 9, 1997 to Loan Agreement dated       (Note 5)
               June 2, 1995 between Ortel Corporation and Bank of America.
  10.11        Severance Agreement, dated December 1, 1997, between Ortel            (Note 6)
               Corporation and Douglas H. Morais.
  10.12        Severance Agreement, dated March 6, 1998, between Ortel               (Note 7)
               Corporation and Lyle B. Boarts.
  10.13        Amendment No. 3 dated August 20, 1998, to Loan Agreement dated        (Note 8)
               June 2, 1995, between Ortel Corporation and Bank of America NT &
               SA
  10.14        Severance Agreement dated November 6, 1998, between Ortel             (Note 8)
               Corporation and William J. Moore.
  10.15        Severance Agreement, dated November 9, 1998, between Ortel            (Note 8)
               Corporation and George B. Holmes.
  10.16        Amendment dated November 9, 1998, to Severance Agreement, dated       (Note 8)
               March 6, 1998, between Ortel Corporation and Lyle B. Boarts.
  10.17        Severance Agreement dated March 5, 1999, between Ortel                (Note 9)
               Corporation and Roger Hay.
  10.18        Amendment No. 1 dated September 19, 1997, and Amendment No. 2 to      Page 59
               the 1994 Equity Participation Plan of Ortel Corporation
  10.19        Severance Agreement dated March 2, 1999, between Ortel                Page 62
               Corporation and Stephen K. Workman
  10.20        Employment Agreement dated June 18, 1999, between Ortel               Page 67
               Corporation and Stephen R. Rizzone
  10.21        Severance Agreement dated June 19, 1999, between Ortel                Page 72
               Corporation and George Pontiakos
  10.22        Agreement dated June 25, 1999, between Ortel Corporation and Wim      Page 75
               J. H. Selders
  21.1         Subsidiaries of Ortel Corporation.                                   Exhibit 21
  23.1         Consent of KPMG LLP.                                                 Exhibit 23
  27.0         Financial Data Schedule

  Note 1 Previously filed by the Registrant in Registration No. 33-79188 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
  Note 2 Previously filed by the Registrant in its 10-Q filing for the quarter ended January 21, 1995.
  Note 3       Previously filed by the Registrant in its 8K filing dated March
               26, 1996.
  Note 4 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1996.
  Note 5 Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1997.
  Note 6 Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1998.
  Note 7 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1998.
  Note 8 Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1998.
  Note 9 Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1999.