Form 10-Q
period 1999-08-01
ORTEL CORP/DE/
filed 1999-09-15
CIK 928878

                       SECURITES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended August 1, 1999


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

                                not applicable
   -----------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ____
                                               ----

    As of August 1, 1999, there were 12,002,296 shares of the registrant's $.001 par value Common Stock outstanding.

                              Page 1 of 17 Pages
                           Exhibit Index on Page 16

                               ORTEL CORPORATION

                                     INDEX

PART I     FINANCIAL INFORMATION                                                                   Page(s)
                                                                                                   -------

Item 1.    Financial Statements
              Condensed Consolidated Balance Sheets as of August 1, 1999 and
              April 30, 1999................................................................           3

              Condensed Consolidated Statements of Operations for the fiscal quarter
              ended August 1, 1999 and July 31, 1998........................................           4

              Condensed Consolidated Statements of Cash Flows for the fiscal
              quarter ended August 1, 1999 and July 31, 1998................................           5

              Notes to Condensed Consolidated Financial Statements..........................         6-9

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................        10-13


PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K..................................................          14

Signatures..................................................................................          15

Index to Exhibits...........................................................................       16-17

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                      ORTEL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                      August 1,        April 30,
                                                                                                       1999(1)          1999(1)
ASSETS                                                                                               (unaudited)      (unaudited)
                                                                                                      ---------------------------
Current assets:
     Cash and equivalents.........................................................................     $  10,307        $  13,115
     Short term investments.......................................................................        14,600           11,066
     Total receivables less allowance for doubtful accounts of $1,356 and $973 at
          August 1, 1999 and April 30, 1999, respectively..........................................       10,796           13,404
     Inventories..................................................................................         9,708            9,716
     Income taxes receivable......................................................................         3,589            2,900
     Deferred tax assets..........................................................................         2,080            2,080
     Prepaid expenses and other current assets....................................................           577              990
     Current assets of discontinued operations....................................................         5,067            5,692
                                                                                                         -------          -------
               Total current assets...............................................................        56,724           58,963

Property, equipment and improvements (net)........................................................        16,977           17,704
Intangible assets, net............................................................................           927            1,352
Other assets......................................................................................        10,147            9,717
Long-term assets of discontinued operations.......................................................             -            1,492
                                                                                                         -------          -------
               Total assets.......................................................................     $  84,775        $  89,228
                                                                                                         =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................................................     $   6,469        $   6,800
     Accrued costs................................................................................         6,678            3,618
     Liabilities related to discontinued operations...............................................         2,984            2,356
     Income taxes payable.........................................................................           175              188
                                                                                                         -------          -------
               Total current liabilities..........................................................        16,306           12,962
Deferred income taxes.............................................................................           496              512
Long-term liabilities of discontinued operations..................................................             -              305
                                                                                                         -------          -------
               Total liabilities..................................................................        16,802           13,779

Minority interest in subsidiaries.................................................................           275              261

Stockholders' equity..............................................................................        67,698           75,188
                                                                                                         -------          -------

               Total liabilities and stockholders' equity.........................................     $  84,775        $  89,228
                                                                                                         =======          =======

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.

    See accompanying notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      ORTEL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                          Quarter Ended
                                                                          ---------------------------------------------
                                                                                 August 1,                 July 31,
                                                                                 1999(1)                   1998 (1)
                                                                               (unaudited)               (unaudited)
                                                                          -------------------        ------------------
Revenues..........................................................               $  17,661                 $  16,489
Cost of revenues..................................................                  11,330                     9,136
                                                                                 ---------                 ---------
     Gross profit.................................................                   6,331                     7,353
Operating expenses:
     Research and development.....................................                   3,633                     2,649
     Sales and marketing..........................................                   2,762                     2,298
     General and administrative...................................                   3,701                     1,331
     Write-off facility architectural fees........................                     745                         -
                                                                                 ---------                 ---------
         Total operating expenses.................................                  10,841                     6,278
                                                                                 ---------                 ---------
      Operating income (loss).....................................                  (4,510)                    1,075

Interest and other income, net.....................................                    163                       296
                                                                                 ---------                 ---------
Income (loss) from continuing operations before income taxes......                  (4,347)                    1,371
Provision (credit) for income taxes...............................                  (1,133)                      281
                                                                                 ---------                 ---------
Income (loss) from continuing operations before cumulative effect
      of accounting change........................................                  (3,214)                    1,090

Cumulative effect of accounting change (Note 8)...................                    (989)                        -
Discontinued operations (Note 7):
     Loss from discontinued operations, net of tax benefits of
         $186 in 1999 and $220 in 1998............................                    (558)                     (884)
     Loss from disposal of discontinued operations, net of
             income tax benefit of $1,094.........................                  (3,280)                        -
                                                                                 ---------                 ---------
Net income (loss).................................................               $  (8,041)                $     206
                                                                                 =========                 =========


Income (loss) per common share - Basic
     Income (loss ) from continuing operations....................               $    (.27)                $     .09
     Cumulative effect of accounting change.......................                    (.08)                        -
     Discontinued operations......................................                    (.33)                     (.07)
                                                                                 ---------                 ---------
     Net income (loss) per share - Basic..........................               $    (.68)                $     .02
                                                                                 =========                 =========

Income (loss) per common share - Diluted (2)
     Income (loss ) from continuing operations....................               $    (.27)                $     .09
     Cumulative effect of accounting change.......................                    (.08)                        -
     Discontinued operations......................................                    (.33)                     (.07)
                                                                                 ---------                 ---------
     Net income (loss) per share - Diluted........................               $    (.68)                $     .02
                                                                                 =========                 =========
Shares used in per share computation:
     Basic........................................................                  11,877                    11,751
     Diluted......................................................                  11,877                    12,629

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.
(2) Options to purchase 1,449,808 shares at or below the average price of the common shares were outstanding at August 1, 1999, but were excluded from the computation of diluted earnings per share as the Company reported a loss position and the effect would be antidilutive.
     See accompanying notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                    Quarter Ended
                                                                                             ----------------------------
                                                                                                 August 1,      July 31,
                                                                                                  1999(1)        1998(1)
Cash flows from operating activities:                                                           (unaudited)    (unaudited)
                                                                                             -------------  -------------
     Net  income (loss)......................................................................   $  (8,041)     $     206
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
         Loss from discontinued operations, net of income taxes..............................         558            ---
         Loss from disposal of discontinued operations, net of income taxes..................       3,280            ---
         Stock-based compensation ...........................................................         199             27
         Depreciation and amortization.......................................................       1,591          1,395
         Increase (decrease) in minority interest in subsidiaries............................          13             32
         Gain/loss on disposal of equipment..................................................           9             12
         Write-off of architectural fees.....................................................         745            ---
         Cumulative effect of accounting change for start-up costs...........................         989            ---
         Other...............................................................................        (163)           ---
     Change in assets and liabilities:
         Receivables and billed contract costs and fees......................................       2,105         (2,933)
         Inventories.........................................................................           8           (874)
         Income tax receivable...............................................................         591           (336)
         Prepaid expenses and other assets...................................................         902            631
         Intangible assets...................................................................        (678)           ---
         Accounts payable....................................................................        (330)         1,377
         Accrued payroll and related costs...................................................       1,000           (689)
         Liabilities related to discontinued operations......................................      (2,342)           ---
         Net of assets and liabilities of discontinued operations............................       3,444            330
         Other accrued liabilities...........................................................       2,059             19
         Deferred income taxes...............................................................         ---            (15)
         Income taxes payable................................................................         (27)          (153)
                                                                                                  -------        -------
              Net cash (used by) provided by continuing operating activities.................       5,912           (971)
              Net cash used by discontinued operating activities.............................      (3,278)           ---
                                                                                                  -------        -------
          Net cash (used by) provided by operating activities................................       2,634           (971)
Cash flows from investing activities:
     Capital expenditures....................................................................      (1,464)          (784)
     Investment in subsidiaries and affiliates (net of cash acquired)........................        (960)           ---
     Short term investments..................................................................      (3,533)         1,648
                                                                                                  -------        -------
         Net cash (used in) provided by investing activities.................................      (5,957)           864
                                                                                                  -------        -------
Cash flows from financing activities:
      Proceeds from issuance of common stock, net............................................         245          1,357
      Proceeds from repayment of shareholder loans...........................................         270            106
                                                                                                  -------        -------
          Net cash provided by financing activities..........................................         515          1,463

Effect of exchange rate changes on cash and cash equivalents.................................         ---            (49)
                                                                                                  -------        -------
          Net increase (decrease) in cash and equivalents....................................      (2,808)         1,307
Cash and equivalents at beginning of period..................................................      13,115         12,591
                                                                                                  -------        -------
Cash and equivalents at end of period........................................................   $  10,307      $  13,898
                                                                                                  =======        =======

Supplemental disclosure of cash flow information:
     Cash paid during the period by continuing operations for:
     Interest paid...........................................................................   $       2      $       2
     Income taxes paid (refunded), net   Income taxes paid                                      $    (467)     $     222
Supplemental disclosure of non-cash financing activities:
   Loans to related parties for stock option exercises.......................................         ---      $      17

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.
     See accompanying notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION
Item 1. Financial Statements

                               ORTEL CORPORATION
             Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1999 which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the condensed consolidated financial position at August 1, 1999, and the condensed consolidated results of operations for the quarters ended August 1, 1999 and July 31, 1998, and the condensed consolidated cash flows for the quarters ended August 1, 1999, and July 31, 1998 in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the condensed consolidated financial statements are adequate to ensure the information presented is not misleading.

     The Company changed its fiscal quarter to a thirteen-week period ending on the Sunday nearest to the end of each quarter. All references herein to "Quarter Ended August 1, 1999" represent the thirteen-week fiscal quarter ended August 1, 1999. All references herein to "Quarter Ended July 31, 1998" represent the three months ended July 31, 1998. The Company's fiscal year end will remain April 30. This change did not have a significant impact on the comparability of the Company's operating results between periods.

     The results of operations for the quarter ended August 1, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year and should be read in conjunction with a discussion of risk factors in the Company's annual report for the fiscal year ended April 30, 1999.

2.   Per Share Information
     ---------------------

     Net income (loss) per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the computation if the effect is antidilutive. (in thousands)

                                                                                               Quarter Ended
                                                                                ------------------------------------------
                                                                                      August 1,             July 31,
                                                                                         1999                 1998
                                                                                 ------------------------------------------

  Weighted average shares outstanding...........................................              11,877                11,751
  Effect of dilutive securities - stock options (1).............................                 ---                   878
                                                                                              ------                ------
  Shares used for diluted per share computations................................              11,877                12,629
                                                                                              ======                ======

/(1)/ Options to purchase 1,449,808 shares at or below the average price of the common shares were outstanding at August 1, 1999, but were excluded from the computation of diluted earnings per share as the Company reported a loss position and the effect would be antidilutive.


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

4.   Inventories
     -----------

     Inventories are shown below and are stated at the lower of cost (first-in, first-out method) or market and for continuing operations are summarized below. Prior years amounts have been reclassified to conform to current year presentation. (in thousands)

                                                        August 1, 1999              April 30, 1999
                                                    --------------------       ---------------------
                                                         (unaudited)                  (audited)
Raw materials......................................       $  5,379                   $  5,275
Work-in-process....................................          2,838                      3,141
Finished goods.....................................          1,491                      1,300
                                                            ------                     ------
     Total inventories.............................       $  9,708                   $  9,716
                                                            ======                     ======

5.   Cash Equivalents
     ----------------

     Cash equivalents (defined as marketable securities with original maturities of 90 days or less which can be liquidated in a manner that is equivalent to cash) were $5.7 million and $10.3 million as of August 1, 1999 and April 30, 1999, respectively. Short-term investments (marketable securities with maturities of more than 90 days) were $14.1 million and $11.1 million as of August 1, 1999, and April 30, 1999, respectively.

     Short-term investments consist of interest bearing securities with maturities greater than 90 days. The Company adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)" at May 1, 1994. Under SFAS 115, the Company has classified its short-term investments as available-for-sale. At August 1, 1999, the Company's marketable investment securities consisted principally of highly liquid investments in tax free municipal obligations with various maturity dates through February 1, 2002. The difference between market value and cost of these securities at August 1, 1999, was immaterial.

6.   Other Comprehensive Income
     --------------------------

     In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income of the Company consists of net unrealized gains (losses) on available for sale investment and cumulative effect of foreign currency translation. The change in the components of other accumulated comprehensive income (losses) are shown below. Current period activity as shown includes the reclassification of $432,000 in foreign currency translation gains and losses related to discontinued operations. (in thousands)

                                                                Cumulative
                                           Unrealized           Effect of         Accumulated            Accumulated
                                          Gain (Loss) on         Foreign             Other                 Other
                                          Available for         Currency          Comprehensive         Comprehensive
                                              Sale             Translation        Income/(Loss)         Income/(Loss)
                                          Investments          Gain  (Loss)        Before Tax            Net of Tax
                                        ------------------   ---------------   ------------------  -------------------
Balance at April 30, 1999.............      $  (37)              $   (566)            $ (603)                $(453)
Activity for the current quarter......         (48)                   447                399                   300
                                              ----                  -----               ----                 -----
Balance at August 1, 1999.............      $  (85)              $   (119)            $ (204)                $(153)
                                              ====                  =====               =====                 =====

PART I  -    FINANCIAL INFORMATION
Item 1.      Financial Statements

                               ORTEL CORPORATION
       Notes to Condensed Consolidated Financial Statements (continued)

7.   Discontinued Operations
     -----------------------

     During the first quarter of fiscal year 2000, the Company implemented its plan to sell the U.S. and international wireless operations, which detracted from the Company's focus on fiberoptic markets. In addition to the operating losses incurred during the first quarter, the Company expected to incur costs directly related to the sale as well as losses on the sale of the businesses at prices potentially below net book value. In the first quarter of fiscal 2000, the Company recorded a loss of $4.4 million, before income tax benefit of $1.1 million, from the disposal of assets related to the discontinued wireless businesses. Significant costs related to the sale of the business included brokers fees, severance and expected product warranty costs.

     By August 30, 1999, the wireless businesses were sold in two separate transactions. Losses on the sale and costs associated with the transactions were commensurate with the $4.4 million estimated. Domestic wireless operations were sold for cash to an unrelated party. The Company agreed to provide certain services on a temporary basis to facilitate the operation of the business by the new owner, CI Wireless, Incorporated, of Fort Worth, Texas. These services include subletting a portion of a building at the Company's Alhambra facility and agreeing to sell certain key components which incorporate technology not included in the sale of the business. The Company's stock in Avitec AB, the wireless operations headquartered in Sweden, was sold to one of Avitec's founders. The Company has no continuing obligations with regard to the Avitec wireless operations but may continue to sell to Avitec certain of the Company's products, which have been incorporated into Avitec systems designs.

     These operations have been separately reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Summarized results of operations of the discontinued wireless businesses (excluding losses on disposal) are shown below. (in thousands)

                                                                           Quarter ended
                                                                           August 1, 1999
                                                                        -------------------
Revenues..............................................................         $1,109
Loss before income taxes..............................................          (744)
Income tax benefit....................................................          (186)
                                                                               ------
Loss after tax  benefit...............................................         $ (558)
                                                                               ======

    Liabilities related to discontinued operations are summarized below. (in thousands)

                                                            August 1, 1999
                                                            --------------
     Warranty................................................     $   980
     Severance...............................................         525
     Professional fees.......................................         675
     All other...............................................         804
                                                                   ------
 Total liabilites related to discontinued operations.........     $ 2,984
                                                                   ======

PART I  -  FINANCIAL INFORMATION
Item 1. Financial Statements

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)

8.   Change in Accounting for Start-up Costs
     ---------------------------------------

     The Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, effective May 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company recognized a charge to results of operations of $989,000 ($.08 per diluted share), as the cumulative effect of a change in accounting in the first quarter of fiscal year 2000. For tax purposes, this item is non-deductible.

PART I  -  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the unaudited condensed consolidated financial statements included herein. The discussion in this section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's annual report for the year ended April 30, 1999.


Results of Operations

Overview

     The Company is in the process of refocusing its resources in order that it may leverage the strengths of its core fiberoptic technology in niche broadband, data and telecom markets. It is concentrating its energies on aggressively developing and introducing leapfrog, best of breed technology solutions in these niche markets. As part of this strategy the Company sold its wireless businesses in August 1999. Accordingly, the Company recorded a special charge of $9.3 million, or $7.3 million after tax, in its first fiscal quarter ended August 1, 1999. Included in this charge are amounts related to the sale of the Company's wireless businesses, recent management changes and required accounting
policy changes.   These costs are summarized as follows:  (in thousands)

First Quarter Special Charges



                                                                                              Quarter Ended          Costs Paid
                                                                                              August 1, 1999          Through
Special Charge                                                 Cost Classification              Estimated              Sept.
                                                                                                 Charge              10, 1999
----------------------------------------------------     ------------------------------     -------------------   ---------------
Loss on sale of  discontinued operations                   Discontinued operations                $4,374         $  3,390

Changes in management and severance                        Cost of Sales                              71               70
                                                           Research  Development                     341              140
                                                           Sales & Marketing                         124               90
                                                           General & Administrative                2,129            1,480
                                                                                                  ------           ------
                                                           Total Mgmt Changes                      2,665            1,780

Inventory Write-off, Model Phase-Out                       Cost of Sales                             500              500

Write-off Architectural Fees                               Other Operating Expense                   745              745

Change in accounting for start-up costs                    Cumulative Effect of
                                                           Accounting Change                         989              989
                                                                                                  ------           ------

Total Special Charges                                                                             $9,273           $7,404
                                                                                                  ======           ======

PART I  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company completed the sale of the assets of its U.S. wireless business to CI Wireless, a Fort Worth, Texas company, on August 16, 1999. In this transaction CI Wireless purchased inventory and fixed assets and will assume contract and other liabilities. The Company completed the sale of its European wireless subsidiary, Avitec AB to one of the original founders, Hakan Samuelsson on August 30, 1999. Part of the charge relates to losses from the sale of the wireless businesses and also expected operating losses in the second quarter through the completion dates for each sale. This total charge was approximately $4.4 million.

     There were a number of management changes at the Company in the first fiscal quarter ended August 1, 1999. Wim Selders, President and Chief Executive Officer retired from the Company in June and Steve Rizzone joined the Company as its new Chairman, Chief Executive Officer and President. Additionally George Pontiakos joined the Company in June as senior VP Operations and Sandra Caraveo joined as VP Human Resources in July. The aggregate charge for these management changes is approximately $2.7 million principally severance and charges related to stock options.

     The Company booked a $500,000 inventory reserve related to the phase out of certain low sales volume and low-margin models that it has identified in its fiber optics product offering.

     In accordance with the change in accounting practices, the Company expensed the remaining $989,000 of unamortized startup costs relating primarily to its joint venture agreement with Photon.

     The Company owns land in Alhambra, California that it had planned for its new headquarters facility. The Company recently determined that it will not now build on this site and accordingly wrote off $745,000 in architecture fees and plans previously capitalized.


Continuing Operations

First Quarter ended August 1, 1999

     The discussion that follows is based on continuing operations and is based on the reclassified Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations presented in this report.

Revenues

     Revenues of $17.7 million for the first quarter ended August 1, 1999, increased by 7% over revenues of $16.5 million in the first quarter last year. This increase was due primarily to strong U.S. demand for the Company's flagship 1310nm broadband products. Sales to international customers totaled $4.2 million or 24% of revenue for the first quarter of fiscal 2000 compared to $4.7 million or 29% of revenues for the comparable quarter last year. The 11% decrease in sales to international customers was primarily due to softness in the European markets.

PART I  -  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

     Gross profit of $6.3 million in the first quarter ended August 1, 1999 was 36% of revenues compared to 45% in the prior year period. Excluding first quarter special charges of $571,000, primarily related to the write down of certain inventory that is being phased out, the gross margin is 39% in the first quarter of fiscal 2000. The Company is continuing to hone the focus of the Company and has elected to discontinue the sale of certain low-volume, low-margin models that are not strategically important to the Company's future. Overall, margins were lower year to year due to price erosion on certain of the Company's key products and a change in revenue mix to lower margin products.

Research and Development

     R&D increased from $2.6 million, or 16% of revenues, in the first quarter last year, to $3.6 million, or 21% of revenues, in the first quarter ended August 1, 1999. Included in this increase is a first quarter special charge of $341,000 related to R&D management and other changes. The balance of the increase reflects the Company's ongoing commitment to increase its investment in its core fiberoptics business.

Sales and Marketing

     Sales and Marketing expense of $2.8 million, or 16% of revenues, in the first quarter ended August 1, 1999 increased 20% from $2.3 million or 14% of revenues from the first quarter last year. The increase is due primarily to a first quarter special charge of $124,000 and the addition of sales personnel in the U.S. and Asia.

General and Administrative

     General and Administrative expense of $3.7 million, or 21% of revenues, in the first quarter ended August 1, 1999, increased by $2.4 million from $1.3 million, or 8% of revenues, in the prior year period. The increase was due primarily to first quarter special charges related to certain management changes. Excluding the special charge, General and Administrative expense would have been 9% of revenues.

Write-off of Facility Architectural Fees

     The first quarter ended August 1, 1999 includes a special charge of $745,000 related to the Company's recent decision not to build a new headquarters facility on land that it owns. The charge relates to the write off of previously capitalized architectural fees.

Operating Income (Loss)

     The Operating Loss from continuing operations, in the first quarter ended August 1, 1999, was $4.5 million, compared to an Operating Income of $1.1 million in the first quarter last year. Excluding first quarter special charges of $5.0 million, the Company recorded an operating loss of $500,000 from continuing operations in the first quarter of fiscal 2000.

PART I   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest and Other Income

     Interest and Other Income in the first fiscal quarter of 2000 was $163,000 compared to Interest and Other Income of $296,000 in the same period last year.

Net Income (Loss) From Continuing Operations Before Cumulative Effect of Accounting Change

     The Net Loss from continuing operations in the first quarter ended August 1, 1999 was $3.2 million compared to net income of $1.1 million in the first quarter last year. Excluding after-tax first quarter special charges of $3 million the net loss from continuing operations in the first fiscal quarter of fiscal 2000 is $206,000.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $2.8 million from $13.1 million at April 30, 1999, to $10.3 million at August 1, 1999. In the first fiscal quarter, the Company generated $2.6 million of cash in its operating activities for both its continuing and discontinued operations, primarily from a reduction in accounts receivable. The Company utilized $2.4 million in investing activities during the first fiscal quarter. This was due to capital equipment purchases of $1.5 million and a further investment in the Tellium joint venture of $960,000. During the first fiscal quarter $3.5 million was reinvested to short-term investments. The exercise of stock options and repayment of employee stockholder loans generated $515,000 in cash in the first fiscal quarter ended August 1, 1999.

     As of August 1, 1999, the Company's principal sources of liquidity included cash and short-term investments of $24.9 million. The Company believes that cash, short-term investments and funds generated from operations will be sufficient to satisfy its projected working capital and capital expenditure requirements during this fiscal year.

Year 2000

State of Readiness

     The Company's Y2K initiatives are focusing primarily on four areas of potential impact: internal information technology (IT) systems; internal non-IT systems and processes, including services and embedded chips (controllers); the Company's products and services, and the readiness of significant third parties with whom the Company has material business relationships. The Company's newly introduced products are Y2K compliant and most of the Company's existing products do not contain any reference to a date nor do they access or manipulate a date. The Company successfully targeted its efforts to ensure that its critical IT applications had achieved Y2K compliance by June 30, 1999. To date, the Company has received formal responses from all of its critical suppliers. Most of them have responded that they expect to address all their significant Y2K issues on a timely basis. Remediation related to third-parties is currently on schedule with an expected completion date of September 30, 1999.

PART I   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Costs

     The costs associated with the Company's readiness actions are a combination of incremental external spending and use of existing internal resources. The Company estimates that over the life of its readiness effort, it will have spent a total of approximately $300,000 since the project began.


Risks

     The Company is working to identify and analyze the most reasonably likely worst-case scenarios for third-party relationships affected by Y2K. The Company is developing contingency plans to address most issues under its control.

Contingency Plans

    The development of business contingency plans is currently ongoing and on schedule, with a scheduled completion date of September 30, 1999.


PART II -  OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits.

           Reference is hereby made to the Exhibit Index commencing on page 16.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  September 14, 1999       ORTEL CORPORATION
                                    (Registrant)


                                By: /s/ Stephen R. Rizzone
                                    --------------------------
                                    Stephen R. Rizzone,
                                    Chairman, President and
                                    Chief Executive Officer



                                By: /s/ Roger Hay
                                    --------------------------
                                    Roger Hay
                                    Vice President, Finance and
                                    Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                      Document Description                                            Page No.
----------                       --------------------                                            --------
   3.1       Certificate of Incorporation.                                                         (Note 1)
   3.2       Bylaws of Ortel Corporation.                                                          (Note 1)
   4.1       Rights Agreement between Ortel Corporation and First Interstate Bank of               (Note 2)
             California dated March 3, 1995
  10.1       Employment Agreement, dated September 14, 1990, between Ortel Corporation and         (Note 1)
             Israel Ury.
  10.2       Employment Agreement, dated September 14, 1990, between Ortel Corporation and         (Note 1)
             Nadav Bar-Chaim.
  10.3       1990 Stock Option Plan of Ortel Corporation.                                          (Note 1)
  10.4       Form of Indemnification Agreement.                                                    (Note 1)
  10.5       Key Shareholders Agreement, dated as of March 26, 1990, among Wim H.J. Selders,       (Note 1)
             Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo Cement Co., Ltd., The Ury Family
             Trust and Ortel Corporation.
  10.6       Agreement Concerning Certain Financial and Business Arrangements, dated as of         (Note 1)
             March 26, 1990 between Sumitomo Cement Co., Ltd. and Ortel Corporation.
  10.7       1994 Equity Participation Plan of Ortel Corporation.                                  (Note 1)
  10.8       Loan Agreement, dated June 2, 1995 between Ortel Corporation and Bank of America.     (Note 4)
  10.9       Amendment No. 2 dated September 9, 1997 to Loan Agreement dated June 2, 1995          (Note 5)
             between Ortel Corporation and Bank of America.
  10.10      Severance Agreement, dated December 1, 1997, between Ortel Corporation and            (Note 6)
             Douglas H. Morais.
  10.11      Amendment No. 3 dated August 20, 1998, to Loan Agreement dated June 2, 1995,          (Note 8)
             between Ortel Corporation and Bank of America NT & SA
  10.12      Severance Agreement dated November 6, 1998, between Ortel Corporation and             (Note 8)
             William J. Moore.
  10.13      Severance Agreement, dated November 9, 1998, between Ortel Corporation and            (Note 8)
             George B. Holmes.
  10.14      Severance Agreement dated March 5, 1999, between Ortel Corporation and Roger Hay.     (Note 9)
  10.15      Amendment No. 1 dated September 19, 1997, and Amendment No. 2 to the 1994 Equity      (Note 10)
             Participation Plan of Ortel Corporation
  10.16      Severance Agreement dated March 2, 1999, between Ortel Corporation and Stephen        (Note 10)
             K. Workman
  10.17      Employment Agreement dated June 18, 1999, between Ortel Corporation and Stephen       (Note 10)
             R. Rizzone
  10.18      Severance Agreement dated June 19, 1999, between Ortel Corporation and George         (Note 10)
             Pontiakos
  10.19      Agreement dated June 25, 1999, between Ortel Corporation and Wim J. H. Selders        (Note 10)
  10.20      Severance Agreement dated July 30, 1999, between Ortel Corporation and Lyle B.        As filed
             Boarts
  21.1       Subsidiaries of Ortel Corporation.                                                    (Note 10)
  23.1       Consent of KPMG                                                                       (Note 10)
  27.0       Financial Data Schedule

Note 1       Previously filed by the Registrant in Registration No.
             33-79188 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
Note 2 Previously filed by the Registrant in its 10-Q filing for the quarter ended January 21, 1995.
Note 3       Previously filed by the Registrant in its 8K filing dated
             March 26, 1996.
Note 4 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1996.
Note 5 Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1997.
Note 6 Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1998.
Note 7 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1998.
Note 8 Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1998.
Note 9 Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1999.
Note 10 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1999.