Form 10-Q
period 1999-10-31
ORTEL CORP/DE/
filed 1999-12-15
CIK 928878

                           EDITTED THRU 12/13/99 6pm

                       SECURITES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                      __________________________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No ___
                                              ----

     As of November 28, 1999, there were 12,448,209 shares of the registrant's $.001 par value Common Stock outstanding.

                               ORTEL CORPORATION

                                     INDEX

PART I    FINANCIAL INFORMATION                                                            Page(s)
                                                                                           -------
Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of October 31, 1999 and
               April 30, 1999...............................................................   3

               Condensed Consolidated Statements of Operations for the fiscal quarter and
               six months ended October 31, 1999 and 1998...................................   4

               Condensed Consolidated Statements of Cash Flows for the fiscal quarter and
               six months ended October 31, 1999 and 1998...................................   5

               Notes to Condensed Consolidated Financial Statements.........................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................................  10

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...............................  17

Item 6.   Exhibits and Reports on Form 8-K..................................................  17

Signatures..................................................................................  18

Index to Exhibits...........................................................................  19

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements


                       ORTEL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                                         October 31,             April 30,
                                                                                          1999/(1)/              1999/(1)/
                                                                                         (unaudited)            (unaudited)
                                                                                       ---------------------------------------
ASSETS
Current assets:
    Cash and equivalents.............................................................    $   10,130            $   13,115
    Short term investments...........................................................        16,225                11,066
    Total receivables less allowance for doubtful accounts of $1,285 and $973 at
      October 31, 1999 and April 30, 1999, respectively..............................        10,518                13,404
    Inventories......................................................................        11,439                 9,716
    Income taxes receivable..........................................................         4,671                 2,900
    Deferred tax assets..............................................................         2,080                 2,080
    Prepaid expenses and other current assets........................................         1,194                   990
    Current assets of discontinued operations........................................           ---                 5,692
                                                                                         ----------            ----------
      Total current assets...........................................................        56,257                58,963

Property, equipment and improvements (net)...........................................        17,046                17,704
Intangible assets, net...............................................................           894                 1,352
Other assets.........................................................................         9,858                 9,717
Long-term assets of discontinued operations..........................................           ---                 1,492
                                                                                         ----------            ----------
      Total assets...................................................................    $   84,055            $   89,228
                                                                                         ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.................................................................    $    4,635            $    6,800
    Accrued liabilities..............................................................         6,150                 3,618
    Liabilities related to discontinued operations...................................         2,909                 2,356
    Income taxes payable.............................................................           191                   188
                                                                                         ----------            ----------
      Total current liabilities......................................................        13,885                12,962
Deferred income taxes................................................................           496                   512
Long-term liabilities of discontinued operations.....................................           ---                   305
                                                                                         ----------            ----------
      Total liabilities..............................................................        14,381                13,779

Minority interest in subsidiaries....................................................           ---                   261

Stockholders' equity.................................................................        69,674                75,188
                                                                                         ----------            ----------

      Total liabilities and stockholders' equity.....................................    $   84,055            $   89,228
                                                                                         ==========            ==========

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      ORTEL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                               Quarter Ended              Six Months Ended
                                                                      ------------------------------------------------------------
                                                                        October 31,     October 31,   October 31,    October 31,
                                                                         1999/(1)/       1998 /(1)/    1999/(1)/     1998 /(1)/
                                                                        (unaudited)     (unaudited)   (unaudited)    (unaudited)
                                                                      --------------  -------------- -------------  --------------
Revenues...........................................................      $   19,424     $    17,695    $   37,085      $34,184
Cost of revenues...................................................          11,338          10,417        22,668       19,553
                                                                         ----------     -----------    ----------      -------
    Gross profit...................................................           8,086           7,278        14,417       14,631
Operating expenses:
    Research and development.......................................           3,596           2,415         7,229        5,064
    Sales and marketing............................................           2,948           2,900         5,710        5,199
    General and administrative.....................................           1,438           1,414         5,139        2,744
    Write-off facility architectural fees..........................             ---             ---           745          ---
                                                                         ----------     -----------    ----------      -------
        Total operating expenses...................................           7,982           6,729        18,823       13,007
                                                                         ----------     -----------    ----------      -------
    Operating income (loss)........................................             104             549        (4,406)       1,624
Interest and other income, net.....................................             295             566           458          862
                                                                         ----------     -----------    ----------      -------
Income (loss) from continuing operations before income taxes.......             399           1,115        (3,948)       2,486
Provision (credit) for income taxes................................             146             223          (987)         504
                                                                         ----------     -----------    ----------      -------
Income (loss) from continuing operations before cumulative effect
   of accounting change............................................             253             892        (2,961)       1,982
Cumulative effect of accounting change (Note 8)....................             ---             ---          (989)         ---
                                                                         ----------     -----------    ----------      -------
Income (loss) from continuing operations...........................             253             892        (3,950)       1,982
Discontinued operations (Note 7):
   Loss from discontinued operations, net of tax benefits of
     $400 in quarter ended 1998, $186 in six months ended 1999
     and $621 in six months ended 1998.............................             ---          (1,602)         (558)      (2,485)
  Loss from disposal of discontinued operations, net of tax
      benefits of $980 in quarter ended 1998, $1,094 in six months
      ended 1999 and $980 in  six months ended 1998................             ---          (3,919)       (3,280)      (3,919)
                                                                         ----------     -----------    ----------      -------

Net income (loss)..................................................      $      253     $    (4,629)   $   (7,788)     $(4,422)
                                                                         ==========     ===========    ==========      =======


Income (loss) per common share - Basic
   Income (loss ) from continuing operations.......................      $      .02     $       .08    $     (.22)     $   .17
   Cumulative effect of accounting change..........................             ---             ---          (.07)         ---
   Discontinued operations.........................................             ---            (.47)         (.28)        (.54)
                                                                         ----------     -----------    ----------      -------
   Net income (loss) per share - Basic.............................      $      .02     $      (.39)   $     (.57)     $  (.37)
                                                                         ==========     ===========    ==========      =======


Income (loss) per common share - Diluted (2)
   Income (loss ) from continuing operations.......................      $      .02     $       .07    $     (.22)     $   .16
   Cumulative effect of accounting change..........................             ---             ---          (.07)         ---
   Discontinued operations.........................................             ---            (.44)         (.28)        (.51)
                                                                         ----------     -----------    ----------      -------
   Net income (loss) per share - Diluted...........................      $      .02     $      (.37)   $     (.57)     $  (.35)
                                                                         ==========     ===========    ==========      =======
Shares used in per share computation:
        Basic......................................................          13,901          11,860        13,550       11,897
        Diluted....................................................          14,813          12,631        13,550       12,720

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.
(2) Options to purchase 1,304,903 shares at or below the average price of the common shares were outstanding at October 31, 1999, but were excluded from the computation of diluted earnings per share as the Company reported a loss position and the effect would be antidilutive.

    See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   Six Months Ended
                                                                                              --------------------------
                                                                                               October 31,   October 31,
                                                                                                1999/(1)/     1998/(1)/
                                                                                               (unaudited)   (unaudited)
                                                                                              ------------   -----------
Cash flows from operating activities:
  Net income (loss)....................................................................        $    (7,788)  $    (4,422)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
     Loss from discontinued operations.................................................                744           ---
     Loss from disposal of discontinued operations.....................................              4,374         6,697
     Income tax related to discontinued operations.....................................             (1,280)       (1,339)
     Stock-based compensation..........................................................                326            53
     Depreciation and amortization.....................................................              3,072         2,920
     Increase (decrease) in minority interest in subsidiaries..........................               (118)           60
     Gain on disposal of equipment.....................................................                 15            12
     Write-off of architectural fees...................................................                745           ---
     Cumulative effect of accounting change for start-up costs.........................                989           ---
     Other.............................................................................               (177)          ---
  Change in assets and liabilities:
     Receivables and billed contract costs and fees....................................              2,886        (2,065)
     Inventories.......................................................................             (1,723)       (1,199)
     Income tax receivable.............................................................               (491)          (79)
     Deferred tax asset................................................................                ---           (70)
     Prepaid expenses and other assets.................................................                543           822
     Intangible assets.................................................................               (678)          ---
     Accounts payable..................................................................             (2,165)        2,387
     Accrued payroll and related costs.................................................              1,271          (839)
     Liabilities related to discontinued operations....................................              1,263         2,854
     Net of assets and liabilities of discontinued operations..........................                ---           339
     Other accrued liabilities.........................................................              1,261           256
     Deferred income taxes.............................................................               (355)       (1,767)
     Income taxes payable..............................................................                199            11
                                                                                               -----------   -----------
        Net cash provided by continuing operating activities...........................              2,913         4,631
        Net cash used by discontinued operating activities.............................             (2,127)       (3,412)
                                                                                               -----------   -----------
      Net cash provided by operating activities........................................                786         1,219
Cash flows from investing activities:
  Capital expenditures.................................................................             (2,955)       (2,531)
  Investment in subsidiaries and affiliates (net of cash acquired).....................              2,232           ---
  Short term investments...............................................................             (5,159)          (59)
                                                                                               -----------   -----------
      Net cash used in investing activities............................................             (5,882)       (2,590)
                                                                                               -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net..........................................              1,876         1,610
  Proceeds from repayment of shareholder loans.........................................                321           488
                                                                                               -----------   -----------
      Net cash provided by financing activities........................................              2,197         2,098

Effect of exchange rate changes on cash and cash equivalents...........................                (86)          (21)
                                                                                               -----------   -----------
      Net increase (decrease) in cash and equivalents..................................             (2,985)          706
Cash and equivalents at beginning of period............................................             13,115        12,591
                                                                                               -----------   -----------
Cash and equivalents at end of period..................................................        $    10,130   $    13,297
                                                                                               ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period by continuing operations for:
      Interest paid....................................................................        $         3   $        21
      Income taxes paid (refunded), net income taxes paid..............................        $      (347)  $       337
Supplemental disclosure of non-cash financing activities:
  Loans to related parties for stock option exercises..................................        $       900   $        17

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                               ORTEL CORPORATION
             Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1999, which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the condensed consolidated financial position at October 31, 1999, and the condensed consolidated results of operations for the six months ended October 31, 1999 and 1998 and the condensed consolidated cash flows for the six months ended October 31, 1999 and 1998 in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the condensed consolidated financial statements are adequate to ensure the information presented is not misleading.

     The Company changed its fiscal quarter to a thirteen-week period ending on the Sunday nearest to the end of each quarter. The Company's fiscal year end will remain April 30. This change did not have a significant impact on the comparability of the Company's operating results between periods.

     The results of operations for the quarter and six months ended October 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year and should be read in conjunction with a discussion of risk factors in the Company's annual report for the fiscal year ended April 30, 1999.


2.   Per Share Information
     ---------------------

     Net income (loss) per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the computation if the effect is antidilutive. (in thousands)

                                                           Three Months Ended                    Six Months Ended
                                                        October 31,     October 31,         October 31,         October 31,
                                                           1999            1998                1999                 1998
                                                        -------------------------------------------------------------------
Weighted average shares outstanding..................       13,901           11,860             13,550               11,897
Effect of dilutive securities - stock options (1)....          912              771                ---                  823
                                                            ------           ------             ------               ------
Shares used for diluted per share computations.......       14,813           12,631             13,550               12,720
                                                            ======           ======             ======               ======

(1) Options to purchase 1,304,903 shares at or below the average price of the common shares were outstanding at October 31, 1999, but were excluded from the computation of diluted earnings per share as the Company reported a loss position and the effect would be antidilutive.


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

                                                               October 31, 1999          April 30, 1999
                                                              ------------------       ------------------
                                                                 (unaudited)               (audited)
          Raw materials.....................................          $    6,723              $     5,275
          Work-in-process...................................               2,810                    3,141
          Finished goods....................................               1,906                    1,300
                                                                      ----------              -----------
             Total inventories..............................          $   11,439              $     9,716
                                                                      ==========              ===========

5.   Cash Equivalents
     ----------------

     Cash equivalents (defined as marketable securities with original maturities of 90 days or less which can be liquidated in a manner that is equivalent to cash) were $9.2 million and $10.3 million as of October 31, 1999, and April 30, 1999, respectively. Short-term investments (marketable securities with maturities of more than 90 days) were $16.2 million and $11.1 million as of October 31, 1999, and April 30, 1999, respectively.

     Short-term investments consist of interest bearing securities with maturities greater than 90 days. The Company adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)" at May 1, 1994. Under SFAS 115, the Company has classified its short-term investments as available-for-sale. At October 31, 1999, the Company's marketable investment securities consisted principally of highly liquid investments in tax free municipal obligations with various maturity dates through February 1, 2002. The difference between market value and cost of these securities at October 31, 1999 was immaterial.


6.   Other Comprehensive Income
     --------------------------

     In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income of the Company consists of net unrealized gains (losses) on available for sale investments and the cumulative effect of foreign currency translation. The change in the components of other accumulated comprehensive income (losses) are shown below. Current period activity as shown includes the reclassification of $432,000 in foreign currency translation gains and losses related to discontinued operations. (in thousands)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                               ORTEL CORPORATION
       Notes to Condensed Consolidated Financial Statements (continued)


6.   Other Comprehensive Income Cont'd
     ---------------------------------

                                   Unrealized Gain         Cumulative Effect          Accumulated Other          Accumulated Other
                                      (Loss) on           of Foreign Currency           Comprehensive              Comprehensive
                                    Available for           Translation Gain            Income/(Loss)              Income/(Loss)
                                  Sale Investments               (Loss)                   Before Tax                 Net of Tax
                                  ----------------        -------------------         -----------------          -----------------
Balance at April 30, 1999.......          $    (37)                 $    (566)                $    (603)                 $    (453)
Activity for the six months
  Ended October 31, 1999........               (59)                       412                       353                        265
                                          --------                  ---------                 ---------                  ---------
Balance at October 31, 1999.....          $    (96)                 $    (154)                $    (250)                 $    (188)
                                          ========                  =========                 =========                  =========

7.   Discontinued Operations
     -----------------------

     During the first quarter of fiscal year 2000, the Company implemented its plan to sell the U.S. and international wireless operations which detracted from the Company's focus on fiberoptic markets. In addition to the operating losses incurred during the first quarter, the Company expected to incur sale transaction costs as well as losses on the sale of the businesses at prices potentially below net book value. In the first quarter of fiscal 2000, the Company recorded a loss of $4.4 million, before income tax benefit of $1.1 million, from the disposal of assets related to the discontinued wireless businesses. Significant costs related to the sale of the businesses included brokers fees, severance and expected product warranty costs.

     By August 30, 1999, the wireless businesses were sold in two separate transactions. Losses on the sales and costs associated with the transactions were commensurate with the $4.4 million estimated. Domestic wireless operations were sold for cash to an unrelated party. The Company agreed to provide certain services on a temporary basis to facilitate the operation of the business by the new owner, CI Wireless, Incorporated, of Fort Worth, Texas. These services include subletting a portion of a building at the Company's Alhambra facility and agreeing to sell certain key components which incorporate technology not included in the sale of the business. The Company's stock in Avitec AB, the wireless operations headquartered in Sweden, was sold to one of Avitec's founders. The Company has no continuing obligations with regard to the Avitec wireless operations but may continue to sell to Avitec certain of the Company's products, which have been incorporated into Avitec systems designs.

     These wireless operations have been separately reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Summarized results of operations of the discontinued wireless businesses (excluding losses on disposal) for the six months ended October 31, 1999, are shown below. (in thousands)

                                                                Six Months Ended
                                                                October 31, 1999
                                                                ----------------
          Revenues...........................................           $  1,109
                                                                        ========

          Loss before income taxes...........................               (744)
          Income tax benefit.................................               (186)
                                                                        --------
          Loss after tax  benefit............................           $   (558)
                                                                        ========

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                               ORTEL CORPORATION
       Notes to Condensed Consolidated Financial Statements (continued)


7.   Discontinued Operations (continued)
     -----------------------------------

     At October 31, 1999, liabilities related to both the recently discontinued wireless operations and the 980nm pump laser operations, which were discontinued in the second quarter of fiscal year 1999, are summarized below. (in thousands)

          Warranty..................................................    $  1,536
          Severance.................................................         270
          Professional fees.........................................         744
          All other.................................................         359
                                                                        --------
          Total liabilities related to discontinued  operations.....    $  2,909
                                                                        ========

8.   Change in Accounting for Start-up Costs
     ---------------------------------------

     The Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, effective May 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company recognized a charge to results of operations of $989,000 ($.07 per basic share), as the cumulative effect of a change in accounting in the first quarter of fiscal year 2000. For tax purposes, this item is non-deductible.

9.   Buy-out of Foreign Subsidiaries
     -------------------------------

     The Company previously owned 90% of Ortel SARL and 75% of Ortel Vertriebs GmbH. During the second quarter of fiscal year 2000, the Company purchased the minority interests of both of its European subsidiaries for cash values of approximately $95,000 for Ortel SARL and $185,000 for Ortel Vertriebs. Minority shareholders were compensated based on values determined at April 30, 1999. There was no goodwill in either transaction.

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

Results of Operations

Overview

     The Company is in the process of refocusing its resources in order that it may leverage the strengths of its core fiberoptic technology in niche broadband, data and telecommunications markets. It is concentrating its energies on aggressively developing and introducing leapfrog, best-of-breed technology solutions in these niche markets. As part of this strategy, the Company sold its wireless businesses in August 1999. The Company recorded a special charge of $9.3 million, or approximately $7.3 million after tax, in its first fiscal quarter ended August 1, 1999. Included in this charge are amounts related to the sale of the Company's wireless businesses, recent management changes and required accounting policy changes. These costs are discussed in the "Year-to-Date" section of Management Discussion and Analysis.


Continuing Operations

Three months ended October 31, 1999

     The discussion that follows is based on continuing operations using the reclassified Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations presented in this report.


Revenues

     Total revenues for the second quarter ended October 31, 1999 were $19.4 million, a 10% increase over revenues of $17.7 million in the second quarter last year, primarily due to strong revenue growth from broadband business, particularly in sales of photo diodes, 1310nm transmitters and analog DWDM 1550nm laser transmitters. Sales to international customers totaled $5.5 million, or 28% of revenues, in the second quarter of fiscal 2000, compared to $5.1 million, or 29% of revenues, in the same period last year. The 8% increase in sales to international customers when compared to last year was primarily due to stronger market conditions in Asia.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Gross Profit

     Gross profit of $8.1 million in the quarter ended October 31, 1999 was 42% of revenues compared to 41% and $7.3 million in the prior year period. The Company continued to focus on its core competencies and elected in the first quarter of fiscal year 2000 to discontinue the sale of certain low-volume, low-margin models that are not strategically important to the Company's future. Overall, margins were higher year-to-year due partly to the discontinuance of certain low-margin models and from improved manufacturing processes, cycle times and productivity gains, offset by price erosion on certain of the Company's key products in late fiscal 1999.


Research and Development

     R&D expense increased from $2.4 million, or 14% of revenues, in the second quarter last year, to $3.6 million, or 19% of revenues, in the quarter ended October 31, 1999, which is an increase of 49%. The increase reflects the Company's ongoing commitment to maintain its leadership position in broadband communications and to aggressively pursue emerging opportunities in data and telecommunications.


Sales and Marketing

     Sales and Marketing expense of $3.0 million, or 15.2% revenues, in the quarter ended October 31, 1999 increased marginally from $2.9 million, or 16.4% of revenues, in the same quarter last year. The increase is due primarily to the addition of marketing personnel in the US and sales personnel in the U.S. and Asia.


General and Administrative

     General and Administrative expense was $1.4 million, in the quarter ended October 31, 1999, which is approximately the same as in the prior year period. As a percentage of revenues, General and Administrative expense decreased from 8% in the second quarter last year to 7.4% in the current quarter ended October 31, 1999.


Operating Income

     Operating Income from continuing operations, in the quarter ended October 31, 1999, was $104,000 compared to an Operating Income of $549,000 in the same quarter last year. The major factor affecting this reduction was the Company's increase in R&D expense which was substantially offset by the increase in gross profit.


Interest and Other Income

     Interest and Other Income in the second fiscal quarter of 2000 was $295,000 compared to $566,000 in the same period last year. Lower cash balances in fiscal year 2000 have resulted in less interest income. Foreign exchange rates were immaterial in the second quarter of this fiscal year compared to significantly favorable rates in the second quarter of fiscal year 1999.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net Income From Continuing Operations After Cumulative Effect of Accounting
Change

     Net income from continuing operations in the quarter ended October 31, 1999 was $253,000 compared to net income of $892,000 in the same quarter last year.


First Quarter Special Charges

     During the first quarter of the fiscal year, the Company recorded a special charge of $9.3 million, or $7.3 million after tax. Included in this charge are amounts related to the sale of the Company's wireless businesses, management changes and required accounting policy changes. These costs are summarized as follows: (in thousands)

                                                                                 Quarter Ended              Costs Paid
                                                                                 August 1, 1999               Through
                                                                                    Estimated               November 28,
Special Charge                               Cost Classification                      Charge                    1999
-------------------------------------        -------------------------          ------------------       -------------------
Loss from disposal of  discontinued
  operations                                 Discontinued operations                    $    4,374                $    3,447

Changes in management and severance          Cost of Sales                                      71                        70
                                             Research  Development                             341                       140
                                             Sales & Marketing                                 124                       102
                                             General & Administrative                        2,129                     1,480
                                                                                        ----------                ----------
                                             Total Mgmt Changes                              2,665                     1,792

Inventory Write-off, Model Phase-Out         Cost of Sales                                     500                       500

Write-off Architectural Fees                 Other Operating Expense                           745                       745

Change in accounting for start-up costs      Cumulative Effect of
                                             Accounting Change                                 989                       989
                                                                                        ----------                ----------

Total Special Charges                                                                   $    9,273                $    7,473
                                                                                        ==========                ==========

     The Company completed the sale of the assets of its U.S. wireless business to CI Wireless, Inc., a Fort Worth, Texas company, on August 16, 1999. In this transaction, CI Wireless purchased inventory and fixed assets and assumed contractual and other liabilities. The Company completed the sale of the stock of its European wireless subsidiary, Avitec AB, to one of the original founders, Hakan Samuelsson, on August 30, 1999. The total charge related to this discontinuance was approximately $4.4 million. The majority of the charge related to losses from the sale of the wireless businesses and, secondarily, the estimated operating losses incurred from the beginning of the second quarter through the completion dates for each sale.

     There were a number of management changes at the Company in the first fiscal quarter ended August 1, 1999. Wim Selders, President and Chief Executive Officer, retired from the Company in June and Steve Rizzone joined the Company as its new Chairman, Chief Executive Officer and President. Additionally George Pontiakos joined the Company in June as Senior VP Operations and Sandra Caraveo joined as VP Human Resources in July. The aggregate charge for these management changes is approximately $2.7 million consisting principally of severance and stock options charges.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


First Quarter Special Charges Cont'd

     The Company booked a $500,000 inventory reserve related to the phase out of certain low sales volume and low-margin models that it has identified in its fiber optics product offering.

     In accordance with the change in accounting practices, the Company expensed the remaining $989,000 of unamortized startup costs relating primarily to its joint venture agreement with Photon Technology Co., Ltd.

     The Company owns land in Alhambra, California that it had planned for its new headquarters facility. The Company recently determined that it will not build on this site and accordingly wrote off $745,000 in architectural fees and plans previously capitalized.

Six Months Ended October 31, 1999

Revenues

     For the six months ended October 31, 1999, revenues of $37.1 million were 8% higher than restated revenues of $34.2 million in first half of last fiscal year, primarily due to strong revenue growth from broadband business, particularly in sales of photo diodes, 1310nm transmitters and analog DWDM 1550nm laser transmitters. Sales to international customers totaled $9.7 million, or 26% of revenues, in the first six months of fiscal 2000, compared to $9.8 million, or 29% of revenues, in the same period last year. The slight decrease in sales to international customers during this period was primarily due to weaker market conditions in Europe during the first quarter of fiscal 2000, offset by stronger market conditions in Asia during the quarter ended October 31, 1999.

Gross Profit

     Gross profit of $14.4 million in the six months ended October 31, 1999 was 39% of revenues compared to $14.6 million, or 43% of revenues, in the prior year period. Excluding first quarter special charges of $571,000, primarily related to the write down of certain inventory that is being phased out, the gross margin in the first half of fiscal 2000 would have been 40%. The Company continued to focus on its core competencies and elected in the first fiscal quarter of fiscal year 2000 to discontinue the sale of certain low-volume, low-margin models that are not strategically important to the Company's future. Overall, margins were lower year-to-year due partly to price erosion on certain of the Company's key products in late fiscal 1999, offset by the discontinuance of certain low-margin models and improved manufacturing processes, cycle times and productivity gains during the first six months of fiscal 2000.

Research and Development

     R&D expense increased from $5.1 million, or 15% of revenues, in the first six months of last fiscal year, to $7.2 million, or 19% of revenues, in the six months ended October 31, 1999, an increase of 43%. The increase reflects Ortel's ongoing commitment to maintain it's leadership position in broadband communications and to aggressively pursue emerging opportunities in data and telecommunications. Included in this increase is a first quarter special charge of $341,000 related to R&D management and other changes.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Sales and Marketing

     Sales and Marketing expense of $5.7 million, or 15.4% of revenues, for the six months ended October 31, 1999, increased from $5.2 million, or 15.2% of revenues, in the same period last year. The increase is due primarily to the addition of marketing personnel in the U.S. and sales personnel in the U.S. and Asia.

General and Administrative

     General and Administrative expense was $5.1 million, or 13.9% of revenues, in the six months ended October 31, 1999, compared to $2.7 million, or 8% of revenues in the same period last year. General and Administrative expense in the first half of fiscal 2000 includes first quarter special charges of $2.2 million related to certain management changes. Excluding the special charge, General and Administrative expense would have been 7.8% of revenues.

Write-off of Facility Architectural Fees

     The results of operations for the six months ended October 31, 1999, included a special charge of $745,000 related to the Company's decision not to build a new headquarters facility on land that it owns in Alhambra. The charge relates to the write-off of previously capitalized architectural fees and was recorded in the first quarter of fiscal 2000.

Operating Income (Loss)

     Operating Loss from continuing operations in the six months ended
October 31, 1999, was $4.4 million compared to an Operating Income of $1.6 million in the same period last year. Excluding first quarter special charges of $4 million, the Company recorded an operating loss of $400,000 in the first half of fiscal 2000.

Interest and Other Income

     Interest and Other Income in the six months ended October 31, 1999, was $458,000 compared to $862,000 in the same period last year. The majority of the difference is related to lower interest income on lower cash balances in fiscal year 2000. Additionally, in the first six months of fiscal 1999, the Company recorded income related to its investment in Photon Technology Co., Ltd.

Net Income (Loss) From Continuing Operations Before Cumulative Effect of Accounting Change

     Net Loss from Continuing Operations Before Cumulative Effect of Accounting Change for the six months ended October 31, 1999 was $3 million compared to net income of $2 million in the same period last year. Excluding first quarter after-tax special charges of $3.1 million, the net income from continuing operations in the first half of fiscal 2000 was approximately $50,000.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Cumulative Effect of Accounting Change

     The Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, effective May 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company recognized a charge to results of operations of $989,000 ($.07 per basic share), as the cumulative effect of a change in accounting in the first quarter of fiscal year 2000. For tax purposes, this item is non-deductible.

Net Income (Loss) From Continuing Operations After Cumulative Effect of Accounting Change

     The Net Loss from Continuing Operations After Cumulative Effect of Accounting Change for the six months ended October 31, 1999 was $4 million compared to net income of $2 million in the same period last year. Excluding first quarter after-tax special charges of $4.1 million, the net income from continuing operations in the first half of fiscal 2000 was approximately $50,000.

Liquidity and Capital Resources

     Cash and equivalents decreased $3 million from $13.1 million at April 30, 1999 to $10.1 million at October 31, 1999. In the six months ended October 31, 1999, the Company generated $786,000 of cash in its operating activities for both its continuing and discontinued operations primarily as a result of a reduction in accounts receivable, offset by an increase in inventory.

     In the first six months ended October 31, 1999, the Company used $5.9 million in investing activities. Approximately $5.2 million was transferred from cash and equivalents to short-term investments that consist of interest-bearing securities with maturities greater than 90 days. During this period, the Company invested $3 million in capital equipment purchases and a further $960,000 in Tellium, Inc. These investments were offset by $3.2 million of net cash received from the sale of its wireless businesses.

     The exercise of stock options and repayment of employee stockholder loans generated $2.2 million in cash in the first six months of fiscal 2000.

     As of October 31, 1999, the Company's principal sources of liquidity included cash and short-term investments of $26.4 million. The Company believes that cash, short-term investments and funds generated from operations will be sufficient to satisfy its projected working capital and capital expenditure requirements during this fiscal year.

     The Company had a credit facility for $5 million consisting of an unsecured revolving line of credit that expired on September 30, 1998. Periodically the Company reviews opportunities to establish a new credit facility. No such credit facility is in place at this time.

     Subsequent to the close of the quarter ended October 31, 1999, the Company invested a further $4.8 million in Tellium, Inc. The Company invested $3.8 million in cash and converted a $960,000 loan, made to Tellium in June 1999, for shares of Tellium Series D preferred stock.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Year 2000

State of Readiness

     The Company established a Year 2000 project committee to focus on potential Year 2000 issues and to coordinate various programs established to address these issues. In response to the risks posed by the Year 2000 problem, the Company instituted initiatives focusing on four primary areas of potential impact: (1) internal information technology systems;.(2) internal non-information technology systems and processes, including services and embedded chips, known as "controllers"; (3) the Company's products and services; and (4) the readiness of significant third parties with whom the Company has material business relationships.

     The Company approached its Year 2000 readiness initiatives in four phases: assessment, planning, preparation, and implementation. All phases of the Company's Year 2000 readiness initiatives had been completed by the target date of September 30, 1999, except for the simulation test of the implementation phase of the contingency plan described below.

     With respect to the Company's information technology systems and non-information technology systems, the Company has determined that its systems are Year 2000 compliant. With respect to its products, the Company has determined that its newly introduced products are Year 2000 compliant and most of the Company's other products do not contain any reference to a date nor do they access or manipulate a date. With respect to the readiness of significant third parties with whom the Company has material business relationships, the Company has received formal responses from all of its critical suppliers.

Risks

     The Company has created a contingency plan which address the most significant impacts that the Year 2000 issue could have on the Company's business. These include contingencies related to a potential failure with the Company's control, as well as failures which are outside the Company's control, including such failures as utility interruption, telecommunication failures, and foreign banking delays.

Contingency Plans

     As part of the contingency plan, the Company intends to shutdown all non-essential systems just prior to January 1, 2000 , and restore these systems on January 1, 2000. Once restored, these systems will be tested and monitored throughout the first week of January 2000 or until the Company has confirmed that these systems are performing properly. The Company will conduct a simulation of the calendar year-end system shutdown prior to December 31, 1999. The simulation is currently scheduled for December 19, 1999. The simulation will test the Company's planned shutdown and subsequent restoration of its critical systems.

Costs

     The costs associated with the Company's readiness actions were a combination of incremental external spending and use of existing internal resources. The Company estimates that it spent approximately $340,000 in connection with its Year 2000 initiatives.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held September 24, 1999, for the following purposes:

1. Proposal One: The election of the following members of the Board of Directors was approved as follows:

          Name                     For           Withhold
          -----------------------------------------------
          John R. Gaulding         10,406,152    20,643
          Tatsutoka Honda          10,406,152    20,643
          Luther J. Nussbaum       10,406,152    20,643

2. Proposal Two: The ratification of KPMG LLP as the Company's independent public accountants for the fiscal year ended April 30, 2000 was approved as follows:

            For          Against        Abstain
            ---          -------        -------
            10,413,519   7,468          5,808


Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits.

          Reference is hereby made to the Exhibit Index commencing on page 19.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: December 14, 1999                 ORTEL CORPORATION
                                           (Registrant)


                                        By: /s/ Stephen R. Rizzone
                                            ---------------------------------
                                            Stephen R. Rizzone,
                                            Chairman, President and
                                            Chief Executive Officer


                                        By: /s/ Roger Hay
                                            ---------------------------------
                                            Roger Hay,
                                            Vice President, Finance and Chief
                                            Financial Officer

                                 EXHIBIT INDEX

Exhibit
-------
  No.                                        Document Description                                  Page No.
  ---                                        --------------------                                  --------
   3.1        Certificate of Incorporation.                                                        (Note 1)
   3.2        Bylaws of Ortel Corporation.                                                         (Note 1)
   4.1        Rights Agreement between Ortel Corporation and First Interstate Bank of              (Note 2)
              California dated March 3, 1995.
  10.1        Employment Agreement, dated September 14, 1990, between Ortel Corporation and        (Note 1)
              Israel Ury.
  10.2        Employment Agreement, dated September 14, 1990, between Ortel Corporation and        (Note 1)
              Nadav Bar-Chaim.
  10.3        1990 Stock Option Plan of Ortel Corporation.                                         (Note 1)
  10.4        Form of Indemnification Agreement.                                                   (Note 1)
  10.5        Key Shareholders Agreement, dated as of March 26, 1990, among Wim H.J. Selders,      (Note 1)
              Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo Cement Co., Ltd., The Ury Family
              Trust and Ortel Corporation.
  10.6        Agreement Concerning Certain Financial and Business Arrangements, dated as of        (Note 1)
              March 26, 1990, between Sumitomo Cement Co., Ltd. and Ortel Corporation.
  10.7        1994 Equity Participation Plan of Ortel Corporation.                                 (Note 1)
  10.8        Loan Agreement, dated June 2, 1995, between Ortel Corporation and Bank of America.   (Note 4)
  10.9        Amendment No. 2 dated September 9, 1997, to Loan Agreement dated June 2, 1995,       (Note 5)
              between Ortel Corporation and Bank of America.
  10.10       Amendment No. 3 dated August 20, 1998, to Loan Agreement dated June 2, 1995,         (Note 8)
              between Ortel Corporation and Bank of America NT & SA
  10.11       Severance Agreement, dated November 9, 1998, between Ortel Corporation and           (Note 8)
              George B. Holmes.
  10.12       Severance Agreement dated March 5, 1999, between Ortel Corporation and Roger Hay.    (Note 9)
  10.13       Amendment No. 1 dated September 19, 1997, and Amendment No. 2 to the 1994 Equity     (Note 10)
              Participation Plan of Ortel Corporation.
  10.14       Severance Agreement dated March 2, 1999, between Ortel Corporation and Stephen       (Note 10)
              K. Workman.
  10.15       Employment Agreement dated June 18, 1999, between Ortel Corporation and Stephen      (Note 10)
              R. Rizzone.
  10.16       Severance Agreement dated June 19, 1999, between Ortel Corporation and George        (Note 10)
              Pontiakos.
  10.17       Agreement dated June 25, 1999, between Ortel Corporation and Wim J. H. Selders       (Note 10)
  10.18       Severance Agreement dated July 30, 1999, between Ortel Corporation and Lyle B.       (Note 11)
              Boarts.
  10.19       Severance Agreement and General Release of All Claims dated September 14, 1999, between Ortel Corporation and Douglas H. Morais.
  21.1        Subsidiaries of Ortel Corporation.                                                   (Note 10)
  23.1        Consent of KPMG LLP.                                                                 (Note 10)
  27.0        Financial Data Schedule.

Note 1 Previously filed by the Registrant in Registration No. 33-79188 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
Note 2 Previously filed by the Registrant in its 10-Q filing for the quarter ended January 21, 1995.
Note 3        Previously filed by the Registrant in its 8K filing dated March
              26, 1996.
Note 4 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1996.
Note 5 Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1997.
Note 6 Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1998.
Note 7 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1998.
Note 8 Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1998.
Note 9 Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1999.
Note 10 Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1999.
Note 11 Previously filed by the Registrant in its 10-Q filing for the quarter ended August 1, 1999.