Form 10-Q
period 2000-01-30
ORTEL CORP/DE/
filed 2000-03-15
CIK 928878

                       SECURITES AND EXCHANGE COMMISSION


                            WASHINGTON, D. C. 20549
             ----------------------------------------------------

                                   FORM 10-Q
[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended January 30, 2000

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

                                 not applicable
   ---------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
  Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               -----   ------

   As of January 30, 2000 there were 12,789,394 shares of the registrant's $.001 par value Common Stock outstanding.


                               Page 1 of 21 Pages
                            Exhibit Index on Page 19

                               ORTEL CORPORATION

                                     INDEX


PART I              FINANCIAL INFORMATION                                                          Page(s)
                                                                                                   -------
Item 1.   Financial Statements


              Condensed Consolidated Balance Sheets as of January 30, 2000 and
              April 30, 1999..................................................................       3


              Condensed Consolidated Statements of Operations for the fiscal quarter and
              nine months ended January 30, 2000 and January 31, 1999.........................       4


              Condensed Consolidated Statements of Cash Flows for the nine months ended
              January 30, 2000 and January 31, 1999...........................................       5


              Notes to Condensed Consolidated Financial Statements............................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................................      10


Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................      17


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................      17

Signatures....................................................................................      18

Index to Exhibits.............................................................................      19

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements


                       ORTEL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                                January 30,        April 30,
                                                                                                   2000             1999(1)
ASSETS                                                                                          (unaudited)       (unaudited)
                                                                                                -----------       -----------
Current assets:
     Cash and equivalents....................................................................      $ 19,965          $13,115
     Short term investments..................................................................         7,041           11,066
     Total receivables less allowance for doubtful accounts of $1,093 and $973 at
         January 30, 2000 and April 30, 1999, respectively...................................        12,807           13,404
     Inventories.............................................................................        15,272            9,716
     Income taxes receivable.................................................................         9,756            2,900
     Deferred tax assets.....................................................................         2,080            2,080
     Prepaid expenses and other current assets...............................................         1,410              990
     Current assets of discontinued operations...............................................           ---            5,692
                                                                                                   --------          -------
          Total current assets...............................................................        68,331           58,963

Property, equipment and improvements (net)...................................................        17,627           17,704
Intangible assets, net.......................................................................           862            1,352
Other assets.................................................................................        13,593            9,717
Long-term assets of discontinued operations..................................................           ---            1,492
                                                                                                   --------          -------
          Total assets.......................................................................      $100,413          $89,228
                                                                                                   ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................................      $  8,344          $ 6,800
     Accrued payroll and related costs.......................................................         5,924            1,824
     Accrued liabilities.....................................................................         2,760            1,794
     Liabilities related to discontinued operations..........................................         1,133            2,356
     Income taxes payable....................................................................            36              188
                                                                                                   --------          -------
          Total current liabilities..........................................................        18,197           12,962
Deferred income taxes........................................................................           497              512
Long-term liabilities related to discontinued operations.....................................           ---              305
                                                                                                   --------          -------
          Total liabilities..................................................................        18,694           13,779

Minority interest in subsidiaries............................................................           ---              261

Stockholders' equity.........................................................................        81,719           75,188
                                                                                                   --------          -------

          Total liabilities and stockholders' equity.........................................      $100,413          $89,228
                                                                                                   ========          =======


(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.

     See accompanying notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                       ORTEL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                            Three Months Ended             Nine Months Ended
                                                                       ----------------------------   ---------------------------
                                                                        January 30,     January 31,     January 30,   January 31,
                                                                          2000           1999 (1)         2000         1999 (1)
                                                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                                       -------------   ------------   -----------    ------------
Revenues............................................................        $21,409        $15,149     $58,494         $49,333
Cost of revenues....................................................         12,299         10,143      34,967          29,696
                                                                            -------        -------     -------         -------
    Gross profit....................................................          9,110          5,006      23,527          19,637
Operating expenses:
    Research and development........................................          3,743          2,617      10,972           7,681
    Sales and marketing.............................................          2,985          2,246       8,695           7,445
    General and administrative......................................          1,657          1,066       6,796           3,810
    Write-off facility architectural fees...........................            ---            ---         745             ---
                                                                            -------        -------     -------         -------
      Total operating expenses......................................          8,385          5,929      27,208          18,936
                                                                            -------        -------     -------         -------
    Operating income (loss).........................................            725          (923)     (3,681)             701
Interest and other income, net......................................            222            299         680           1,161
                                                                            -------        -------     -------         -------
Income (loss) from continuing operations before income taxes........            947          (624)     (3,001)           1,862
Provision (credit) for income taxes.................................            246          (132)       (741)             372
                                                                            -------        -------     -------         -------
Income (loss) from continuing operations before cumulative effect
    of accounting change............................................            701          (492)     (2,260)           1,490
Cumulative effect of accounting change (Note 8).....................            ---            ---       (989)             ---
                                                                            -------        -------     -------         -------
Income (loss) from continuing operations............................            701          (492)     (3,249)           1,490
Discontinued operations (Note 7):
Loss from discontinued operations, net of tax benefit of $157 in quarter ended 1999, $70 in nine months ended 2000 and $417
    in nine months ended 1999.......................................            ---          (628)       (558)         (3,113)
Gain (loss) from disposal of discontinued operations, net of taxes of $256 in quarter ended 2000, net of tax benefit of $837 in
    nine months ended 2000 and $980 in nine months ended 1999.......            769            ---     (2,511)         (3,919)
                                                                            -------        -------     -------        --------
Net income (loss)...................................................        $ 1,470       $(1,120)    $(6,318)        $(5,542)
                                                                            =======        =======     =======         ======
Income (loss) per common share - Basic
    Income (loss ) from continuing operations.......................        $   .06       $  (.04)    $  (.19)         $   .12
    Cumulative effect of accounting change..........................            ---            ---       (.08)            ----
    Discontinued operations.........................................            .06          (.05)       (.26)            (.59)
                                                                            -------        -------     -------         --------
    Net income (loss) per share - Basic.............................        $   .12       $  (.09)    $  (.53)        $   (.47)
                                                                            =======        =======     =======         ========
Income (loss) per common share - Diluted (2) (3)
    Income (loss ) from continuing operations.......................        $   .05       $  (.04)    $  (.19)         $   .12
    Cumulative effect of accounting change..........................            ---            ---       (.08)             ---
    Discontinued operations.........................................            .05          (.05)       (.26)           (.56)
                                                                            -------        -------     -------         -------
    Net income (loss) per share - Diluted...........................        $   .10       $  (.09)    $  (.53)        $  (.44)
                                                                            =======        =======     =======         =======
Shares used in per share computation:
    Basic...........................................................         11,776         11,920      11,883          11,844
    Diluted.........................................................         15,204         11,920      11,883          12,562

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.
(2) Options to purchase 554,927 shares at or below the average price of the common shares were outstanding at January 31, 1999 but were excluded from the computation of diluted earnings per share as the Company reported a loss from continuing operations and the effect would be anti-dilutive.
(3) Options to purchase 2,936,699 at or below the average price of the common shares were outstanding at January 30, 2000 but were excluded from the computation of diluted earnings per share for the nine months then ended as the Company reported a loss from continuing operations and the effect would be anti-dilutive.

     See accompanying notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                               ORTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                     Nine Months Ended
                                                                                                --------------------------
                                                                                                January 30,    January 31,
                                                                                                   2000         1999(1)
                                                                                                (unaudited)    (unaudited)
                                                                                                -----------    -----------
Cash flows from operating activities:
   Net  income (loss)........................................................................       $(6,318)       $(5,542)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
           operating activities:
       Loss from discontinued operations.....................................................           744            ---
       Loss from disposal of discontinued operations.........................................         3,349          6,697
       Income tax related to discontinued operations.........................................        (1,023)        (1,339)
       Stock-based compensation..............................................................           379             80
       Depreciation and amortization.........................................................         4,623          4,349
       Increase (decrease) in minority interest in subsidiaries..............................          (261)           (38)
       Write-off of architectural fees.......................................................           745            ---
       Cumulative effect of accounting change for start-up costs.............................           989            ---
       Other.................................................................................          (737)           120
   Change in assets and liabilities:
       Receivables and billed contract costs and fees........................................           598             62
       Inventories...........................................................................        (5,557)        (2,211)
       Income tax receivable.................................................................        (5,575)          (789)
       Deferred tax asset....................................................................           ---            (70)
       Prepaid expenses and other assets.....................................................          (308)          (832)
       Accounts payable......................................................................         1,544          1,226
       Accrued payroll and related costs.....................................................         4,130           (273)
       Accrued liabilities...................................................................           936             67
       Liabilities related to discontinued operations........................................          (513)         1,896
       Net of assets and liabilities of discontinued operations..............................           ---            669
       Income taxes payable..................................................................          (165)          (172)
       Deferred income taxes.................................................................            (2)        (1,300)
                                                                                                    -------        -------
           Net cash (used in) provided by continuing operating activities....................        (2,422)         2,600
           Net cash used in discontinued operating activities................................        (1,358)        (3,412)
                                                                                                    -------        -------
     Net cash used in operating activities...................................................        (3,780)          (812)
Cash flows from investing activities:
   Capital expenditures......................................................................        (4,995)        (3,277)
   Investment in subsidiaries and affiliates (net of cash acquired)..........................        (1,609)           ---
   Short term investments....................................................................         4,025           (606)
                                                                                                    -------        -------
     Net cash used in investing activities...................................................        (2,579)        (3,883)
                                                                                                    -------        -------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net...............................................        11,301          1,688
   Proceeds from repayment of shareholder loans..............................................         1,964            755
                                                                                                    -------        -------
     Net cash provided by financing activities...............................................        13,265          2,443

   Effect of exchange rate changes on cash and cash equivalents..............................           (56)          (151)
                                                                                                    -------        -------
     Net increase (decrease) in cash and equivalents.........................................         6,850         (2,403)
   Cash and equivalents at beginning of period...............................................        13,115         12,591
                                                                                                    -------        -------
   Cash and equivalents at end of period.....................................................       $19,965        $10,188
                                                                                                    =======        =======
Supplemental disclosure of cash flow information:
   Cash paid during the period by continuing operations for:
     Interest................................................................................       $     8        $     4
     Income taxes (refunded), net............................................................       $   (84)       $   636
Supplemental disclosure of non-cash financing activities:
   Loans to related parties for stock option exercises.......................................       $   900        $    17

(1) Certain amounts related to discontinued operations have been reclassified to conform to current year presentation.

     See accompanying notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                               ORTEL CORPORATION
              Notes to Condensed Consolidated Financial Statements


1.  Basis of Presentation
    ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of April 30, 1999, which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the condensed consolidated financial position at January 30, 2000, and the condensed consolidated results of operations for the three and nine months ended January 30, 2000 and 1999 and the condensed consolidated cash flows for the nine months ended January 30, 2000 and 1999 in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the condensed consolidated financial statements are adequate to ensure the information presented is not misleading.

     The Company changed its fiscal quarter to a thirteen-week period ending on the Sunday nearest to the end of each quarter. The Company's fiscal year end will remain April 30. This change did not have a significant impact on the comparability of the Company's operating results between periods.

     The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, other than those disclosed in the notes to condensed consolidated financial statements and management's discussion and analysis.

    The results of operations for the quarter and nine months ended January 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year and should be read in conjunction with a discussion of risk factors in the Company's annual report for the fiscal year ended April 30, 1999.


2.  Per Share Information
    ---------------------

    Net income (loss) per share is based on the weighted average common and common equivalent shares outstanding for each period including common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the computation if the effect is antidilutive. (in thousands)

                                                                  Three Months Ended                  Nine Months Ended
                                                           January 30,        January 31,         January 30,      January 31,
                                                              2000              1999(1)              2000(2)         1999
                                                           ------------------------------        ------------------------------
Weighted average shares outstanding...................     11,776               11,920               11,883         11,844
Effect of dilutive securities - stock options (1).....      3,428                   --                   --            718
                                                           ------               ------               ------         ------
Shares used for diluted per share computations........     15,204               11,920               11,883         12,562
                                                           ======               ======               ======         ======

(1) Options to purchase 554,927 shares at or below the average price of the common shares were outstanding at January 31, 1999, but were excluded from the computation of diluted earnings per share as the Company reported a loss from continuing operations and the effect would be anti-dilutive.
(2) Options to purchase 2,926,699 shares at or below the average price of the common shares were outstanding at January 30, 2000, but were excluded from the computation of diluted earnings per share as the Company reported a loss from continuing operations and the effect would be anti-dilutive.

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

                                                               January 30, 2000               April 30, 1999
                                                             --------------------           ------------------
                                                                (unaudited)                    (audited)
               Raw materials......................                 $ 9,335                       $5,275
               Work-in-process....................                   4,258                        3,141
               Finished goods.....................                   1,679                        1,300
                                                                   -------                       ------
                    Total inventories.............                 $15,272                       $9,716
                                                                   =======                       ======


5.   Cash Equivalents
     ----------------

     Cash equivalents (defined as marketable securities with original maturities of 90 days or less which can be liquidated in a manner that is equivalent to cash) were $17.2 million and $10.3 million as of January 30, 2000, and April 30, 1999, respectively. Short-term investments (marketable securities with maturities of more than 90 days) were $7.0 million and $11.1 million as of January 30, 2000 and April 30, 1999, respectively.

     Short-term investments consist of interest bearing securities with
maturities greater than 90 days.  Under   SFAS 115,  the  Company  has
classified  its  short-term  investments as  available-for-sale.   At  January
30, 2000, the Company's marketable investment securities consisted principally of highly liquid investments in tax-free municipal obligations with various maturity dates through June 1, 2001. The difference between market value and cost of these securities at January 30, 2000 was immaterial.


6.   Other Comprehensive Income
     --------------------------

     In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income of the Company consists of net unrealized gains (losses) on available for sale investments and the cumulative effect of foreign currency translation. Total comprehensive income for the three and nine months ended January 30, 2000 was $75,000 and $389,000, respectively. The nine month change in the components of other accumulated comprehensive income (loss) before and after tax is shown below. (in thousands)

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                               ORTEL CORPORATION
       Notes to Condensed Consolidated Financial Statements (continued)


6.  Other Comprehensive Income (continued)
    --------------------------------------

                                    Unrealized Gain           Cumulative Effect            Accumulated Other     Accumulated Other
                                       (Loss) on             of Foreign Currency            Comprehensive         Comprehensive
                                     Available for             Translation Gain              Income/(Loss)         Income/(Loss)
                                   Sale Investments                 (Loss)                    Before Tax            Net of Tax
                                -------------------       ----------------------       ----------------------     ----------------
Balance at April 30, 1999.......        $(37)                       $(566)                        $(603)                $(453)
Activity for the Nine Months
 Ended January 30, 2000.........         (16)                          405                           389                   292
                                         ----                        -----                         -----                 -----
Balance at January 30, 2000.....        $(53)                       $(161)                        $(214)                $(161)
                                         ====                        =====                         =====                 =====


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

     By August 30, 1999, the wireless businesses were sold in two separate transactions. Losses on the sales and costs associated with the transactions were commensurate with the estimated loss of $4.4 million. Domestic wireless operations were sold for cash to an unrelated party. The Company agreed to provide certain services on a temporary basis to facilitate the operation of the business by the new owner, CI Wireless, Incorporated, of Fort Worth, Texas. These services include subletting a portion of a building at the Company's Alhambra facility and agreeing to sell certain key components which incorporate technology not included in the sale of the business. The Company's stock in Avitec AB, the wireless operations headquartered in Sweden, was sold to one of Avitec's founders. The Company has no continuing obligations with regard to the Avitec wireless operations but may continue to sell to Avitec certain of the Company's products, which have been incorporated into Avitec systems designs.

     These wireless operations have been separately reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Summarized results of operations of the discontinued wireless businesses (excluding losses on disposal) are shown below. All activity occurred during the first quarter of fiscal year 2000. (in thousands)

                                                          Nine Months Ended
                                                           January 30, 1999
                                                        ---------------------
                Revenues...........................          $1,109
                                                             ======
                Loss before income taxes..........             (744)
                Income tax benefit................             (186)
                                                             ------
                Loss after tax benefit............           $ (558)
                                                             ======

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                               ORTEL CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)


7.  Discontinued Operations (continued)
    -----------------------------------

    During the second quarter of fiscal year 1999, the Company implemented a plan to dispose of the 980nm pump laser operations. Fifteen months after the discontinuance of these operations, the Company did not incur a substantial portion of the warranty and sales returns it expected. In the third quarter of fiscal 2000 the Company released approximately $1.1 million (before tax) of amounts previously reserved, thereby reducing the total loss on the pump laser discontinuance to $3.2 million after taxes.

    At January 30, 2000, liabilities related to both the recently discontinued wireless operations and the 980nm pump laser operations are summarized below. See Management's Discussion and Analysis for disclosure of payments made for the nine months ended January 30, 2000. (in thousands)


          Warranty................................................       $  680
          Severance...............................................          132
          Professional fees.......................................          174
          All other...............................................          147
                                                                         ------
          Total liabilities related to discontinued operations.....      $1,133
                                                                         ======


8.  Change in Accounting for Start-up Costs
    ---------------------------------------

    The Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, effective May 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company recognized a charge to results of operations of $989,000 ($.08 per basic share), as the cumulative effect of a change in accounting in the first quarter of fiscal year 2000. For tax purposes, this item is non-deductible.


9.  Buy-out of Minority Interests of Foreign Subsidiaries
    -----------------------------------------------------

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

Recent Developments

    On February 7, 2000, the Company entered into an Agreement and Plan of Merger with Lucent Technologies, Inc. Under the terms of the definitive merger agreement between Lucent and Ortel, each share of Ortel will be converted into
3.135 shares of Lucent upon the closing of the merger transaction. Based on Lucent's closing stock price of $57 on February 4, the acquisition would be valued at approximately $2.95 billion, or $177.125 per Ortel share, on a fully diluted basis. The merger is expected to be consummated before June 30, 2000.

Results of Operations

Overview

    The Company is in the process of refocusing its resources in order that it may leverage the strengths of its core fiberoptic technology in niche broadband, data and telecommunications markets. As part of this strategy, the Company sold its wireless businesses in August 1999. The Company recorded a special charge of $9.3 million, or approximately $7.3 million after tax, in its first fiscal quarter ended August 1, 1999. Included in this charge were amounts related to the sale of the Company's wireless businesses, recent management changes and required accounting policy changes. These costs are discussed in the "Year-to-Date" section of Management Discussion and Analysis.


Continuing Operations

Three months ended January 30, 2000

    The discussion that follows is based on continuing operations using the reclassified Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations presented in this report.

Revenues

   Total revenues for the third quarter ended January 30, 2000 were $21.4 million, a 41% increase over revenues of $15.1 million in the third quarter last year, primarily due to strong revenue growth from broadband business, particularly in sales of photo diodes, 1310nm transmitters, AWDM modules and transmitters and analog DWDM 1550nm laser transmitters. Sales to international customers totaled $6.4 million, or 30% of revenues, in the third quarter of fiscal 2000, compared to $5.5 million, or 36% of revenues, in the same period last year. The 17% increase in sales to international customers when compared to last year was primarily due to stronger market conditions in Europe.

PART I  -   FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations


Gross Profit

    Gross profit of $9.1 million in the quarter ended January 30, 2000 was 43% of revenues compared to $5 million and 33% in the prior year period. The Company continued to focus on its core competencies and elected in the first quarter of fiscal year 2000 to discontinue the sale of certain low-volume, low-margin models that are not strategically important to the Company's future. Overall, margins were higher year-to-year due partly to the discontinuance of certain low-margin models and from improved manufacturing processes, cycle times and productivity gains, offset by some price erosion on certain of the Company's key products beginning in late fiscal 1999.

Research and Development

    R&D expense increased from $2.6 million, or 17% of revenues, in the third quarter last year, to $3.7 million, or 17% of revenues, in the quarter ended January 30, 2000, an increase of 43%. The increase reflects the Company's ongoing commitment to maintain its leadership position in broadband communications and to aggressively pursue emerging opportunities in data and telecommunications.

Sales and Marketing

     Sales and Marketing expense of $3 million, or 14% revenues, in the quarter ended January 30, 2000 increased from $2.2 million, or 15% of revenues, in the same quarter last year. The increase is due primarily to the addition of marketing personnel in the U.S. and sales personnel in the U.S. and Asia.

General and Administrative

    General and Administrative expense was $1.7 million in the quarter ended January 30, 2000, compared to $1.1 million in the same quarter last year. As a percentage of revenues, General and Administrative expense increased from 7% in the third quarter last year to 8% in the current quarter ended January 30, 2000.

Operating Income

    Operating Income in the quarter ended January 30, 2000, was $725,000 compared to an Operating Loss of $923,000 in the same quarter last year.

Interest and Other Income

    Interest and Other Income in the third fiscal quarter of 2000 was $222,000 compared to $299,000 in the same period last year. In the three months ended January 30, 2000, no income from Photon Technology Co., Ltd. was recognized whereas in the three months ended January 31, 1999, the Company recognized $127,000 of such income. Additionally, lower cash investment balances in fiscal year 2000 have resulted in lower interest income.

PART I  -   FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Income From Continuing Operations After Cumulative Effect of Accounting Change

    Income from continuing operations in the quarter ended January 30, 2000 was $701,000 compared to net loss of $492,000 in the same quarter last year.

Loss from Disposal of Discontinued Operations, Net of Taxes
    During the second quarter of fiscal year 1999, the Company implemented a plan to dispose of the 980nm pump laser operations. Fifteen months after the discontinuance of these operations, the Company did not incur a substantial
portion of the warranty and sales returns it expected.   In the third quarter of
fiscal 2000 the Company released $769,000 (after taxes) of amounts previously reserved, thereby reducing the total loss on the pump laser discontinuance to $3.2 million.



First Quarter Special Charges

    During the first quarter of fiscal 2000, the Company recorded special charges of $9.3 million, or $7.3 million after tax. Included in this charge are amounts related to the sale of the Company's wireless businesses, management changes and required accounting policy changes. These costs are summarized as follows: (in thousands)


                                                                                               Quarter Ended          Costs Paid
                                                                                               August 1, 1999           Through
                                                                                                  Estimated           February 27,
Special Charge                                               Cost Classification                   Charge                2000
----------------------------------------------------      -------------------------------      --------------          ----------
Loss from disposal of  discontinued
 Operations                                                  Discontinued operations                $4,374               $4,028


Changes in management and severance                          Cost of Sales                              71                   70
                                                             Research  Development                     341                  141
                                                             Sales & Marketing                         124                  103
                                                             General & Administrative                2,129                1,480
                                                                                                    ------               ------
                                                             Total Mgmt Changes                      2,665               1,794


Inventory Write-off, Model Phase-Out                         Cost of Sales                             500                 500


Write-off Architectural Fees                                 Other Operating Expense                   745                 745


Change in accounting for start-up costs                      Cumulative Effect of
                                                             Accounting Change                         989                 989
                                                                                                    ------               ------


Total Special Charges                                                                               $9,273               $8,056
                                                                                                    ======               ======

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

PART I  - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


First Quarter Special Charges (continued)

    There were a number of management changes at the Company in the first fiscal quarter ended August 1, 1999. Wim Selders, President and Chief Executive Officer, retired from the Company in June and Steve Rizzone joined the Company as its new Chairman, Chief Executive Officer and President. Additionally George Pontiakos joined the Company in June as Senior Vice President Operations and Sandra Caraveo joined as Vice President Human Resources in July. The aggregate charge for these management changes is approximately $2.7 million consisting principally of severance and stock options charges.

    The Company booked a $500,000 inventory reserve related to the phase out of certain low sales volume and low-margin models that it has identified in its fiber optics product offering.

    In accordance with the adoption of a new accounting pronouncement, the Company expensed the remaining $989,000 of unamortized startup costs relating primarily to its joint venture with Photon Technology Co., Ltd.

    The Company owns land in Alhambra, California that it had planned for its new headquarters facility. The Company recently determined that it will not build on this site and accordingly wrote off $745,000 in architectural fees and plans previously capitalized.


Nine Months Ended January 30, 2000

Revenues

    For the nine months ended January 30, 2000, revenues of $58.5 million were 19% higher than restated revenues of $49.3 million in first nine months of last fiscal year, primarily due to strong revenue growth from broadband business, particularly in sales of photo diodes, 1310nm transmitters and analog DWDM 1550nm laser transmitters. Sales to international customers totaled $16.1 million, or 28% of revenues, in the first nine months of fiscal 2000, compared to $15.3 million, or 31% of revenues, in the same period last year. Sales in Asia increased by 25% in the nine months ended January 30, 2000 compared to the same period last year while sales in Europe were flat.

Gross Profit

    Gross profit of $23.5 million in the nine months ended January 30, 2000 was 40% of revenues compared to $19.6 million, or 40% of revenues, in the prior year period. Excluding first quarter special charges of $571,000, primarily related to the write down of certain inventory that is being phased out, the gross margin in the first nine months of fiscal 2000 would have been 41%. The Company continued to focus on its core competencies and elected in the first fiscal quarter of fiscal year 2000 to discontinue the sale of certain low-volume, low-margin models that are not strategically important to the Company's future.

PART I  -  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Research and Development

    R&D expense increased from $7.7 million, or 16% of revenues, in the first nine months of last fiscal year, to $11 million, or 19% of revenues, in the nine months ended January 30, 2000, an increase of 43%. The increase reflects Ortel's ongoing commitment to maintain it's leadership position in broadband communications and to aggressively pursue emerging opportunities in data and telecommunications. Included in this increase is a first quarter special charge of $341,000 related to management changes.

Sales and Marketing

    Sales and Marketing expense of $8.7 million for the nine months ended January 30, 2000, increased from $7.4 million, in the same period last year but remained approximately 15% of revenues. The increase is due primarily to the addition of marketing personnel in the U.S. and sales personnel in the U.S. and Asia.

General and Administrative

    General and Administrative expense was $6.8 million, or 12% of revenues, in the nine months ended January 30, 2000, compared to $3.8 million, or 8% of revenues, in the same period last year. General and Administrative expense in the first nine months of fiscal 2000 includes first quarter special charges of $2.1 million related to certain management changes. Excluding the special charge, General and Administrative expense would have been 8% of revenues in the nine months ended January 3, 2000.

Write-off of Facility Architectural Fees

    The results of operations for the nine months ended January 30, 2000, included a special charge of $745,000 related to the Company's decision not to build a new headquarters facility on land that it owns in Alhambra. The charge relates to the write off of previously capitalized architectural fees and was recorded in the first quarter of fiscal 2000.

Operating Income (Loss)

    Operating Loss in the nine months ended January 30, 2000, was $3.7 million compared to an Operating Income of $701,000 in the same period last year. Excluding first quarter special charges of $3.9 million, the Company recorded operating income of approximately $230,000 in the nine months ended fiscal 2000.

Interest and Other Income

    Interest and Other Income in the nine months ended January 30, 2000, was $680,000 compared to $1.2 million in the same period last year. The majority of the difference is related to lower interest income on reduced cash investment balances in fiscal year 2000. Additionally, in the first nine months of fiscal 1999, the Company recorded $245,000 of income related to its investment in Photon Technology Co., Ltd. while no comparable income was recorded in the first nine months of fiscal 2000.

PART I  - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Income (Loss) From Continuing Operations Before Cumulative Effect of Accounting Change

    Loss from Continuing Operations Before Cumulative Effect of Accounting Change for the nine months ended January 30, 2000 was $2.3 million compared to net income of $1.5 million in the same period last year. Excluding first quarter after-tax special charges of $2.9 million, the net income from continuing operations in the nine months ended fiscal 2000 was approximately $675,000.

Cumulative Effect of Accounting Change

    The Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, effective May 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company recognized a charge to results of operations of $989,000 ($.08 per basic share), as the cumulative effect of a change in accounting in the first quarter of fiscal year 2000. For tax purposes, this item is non-deductible.

Income (Loss) From Continuing Operations After Cumulative Effect of Accounting Change

    Loss from Continuing Operations After Cumulative Effect of Accounting Change for the nine months ended January 30, 2000 was $3.2 million compared to net income of $1.5 million in the same period last year. Excluding first quarter after-tax special charges of $3.9 million, the net loss from continuing operations in first nine months of fiscal 2000 was approximately $675,000.

Liquidity and Capital Resources

    Cash and equivalents increased $6.9 million from $13.1 million at April 30, 1999 to $20 million at January 30, 2000. In the nine months ended January 30, 2000, the Company used $3.8 million of cash in its operating activities for both its continuing and discontinued operations primarily as a result of increases in inventory and income tax receivable offset by an reduction in accrued payroll and accounts payable.

    In the nine months ended January 30, 2000, the Company used $2.6 million in investing activities. Approximately $4 million was transferred to cash and equivalents from short-term investments that consist of interest-bearing securities with maturities greater than 90 days. During this period $5 million was invested in capital equipment purchases. The Company invested a further $4.8 million in Tellium, Inc., comprised of $3.8 million in cash plus the conversion
of a $960,000 loan, made to Tellium  in   June, 1999, in exchange for shares of
Tellium Series D preferred stock. The Company now has a total investment of $11.3 million in Series A through D preferred stock of Tellium, Inc. These investments were offset by $3.2 million of net cash received from the sale of its wireless businesses.

    The exercise of stock options and repayment of employee stockholder loans generated $13.3 million in cash in the nine months ended of fiscal 2000.

    As of January 30, 2000, the Company's principal sources of liquidity included cash and short-term investments of $27 million. The Company believes that cash, short-term investments and funds generated from operations will be sufficient to satisfy its projected working capital and capital expenditure requirements during this fiscal year.

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

    All phases of the Company's Year 2000 readiness initiatives had been completed by the target date of September 30, 1999. A simulation test of the implementation phase of the contingency plan was conducted in December without incident.

    With respect to the Company's information technology systems and non-information technology systems, the Company determined that its systems are Year 2000 compliant. With respect to its products, the Company determined that its newly introduced products are Year 2000 compliant and most of the Company's other products do not contain any reference to a date nor do they access or manipulate a date. With respect to the readiness of significant third parties with whom the Company has material business relationships, the Company received formal responses from all of its critical suppliers.

Risks
    The Company created a contingency plan, which addressed the most significant impacts that the Year 2000 issue might have had on the Company's business.
These included contingencies related to a potential failure with the Company's control, as well as failures which are outside the Company's control, including such failures as utility interruption, telecommunication failures, and foreign banking delays.

Contingency Plans

    As part of the contingency plan, the Company shutdown all non-essential systems just prior to January 1, 2000, and restored these systems on January 1, 2000. Once restored, these systems were tested and monitored throughout the first week of January 2000. All systems performed properly in the first week of January 2000 and continued to perform properly up to and after February 29, 2000 .

Costs
    The costs associated with the Company's readiness actions were a combination of incremental external spending and use of existing internal resources. The Company estimates that it spent approximately $400,000 in connection with its Year 2000 initiatives.

PART I - FINANCIAL INFORMATION
Item 3.  Quantitative and Qualitative Disclosures About Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio.
The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S.Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.


PART II -     OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

     a.  Exhibits.
         Reference is hereby made to the Exhibit Index commencing on page 19.

     b. A form 8-K was filed on February 4, 2000, documenting the merger agreement between the Company and Lucent Technologies, Inc.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  March 14, 2000    ORTEL CORPORATION
                         (Registrant)

                         By: /s/ Stephen R. Rizzone
                            ----------------------------
                            Stephen R. Rizzone,
                            Chairman, President and
                            Chief Executive Officer

                         By: /s/ Roger Hay
                            ----------------------------
                            Roger Hay,
                            Vice President, Finance and
                            Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
-------
  No.                                    Document Description                                        Page No.
  ---                                    --------------------                                        -------
 2.1          Agreement and Plan of Merger dated as of February 7, 2000, by and among Lucent         (Note  13)
              Technologies Inc., a Delaware corporation, Solara Acquisition Inc., a Delaware corporation, and Ortel Corporation, a Delaware corporation.
 3.1          Certificate of Incorporation.                                                          (Note 1)
 3.2          Bylaws of Ortel Corporation.                                                           (Note 1)
 4.1          Rights Agreement between Ortel Corporation and First Interstate Bank of                (Note 2)
              California dated March 3, 1995.
 4.2          Amendment dated February 7, 2000, to the Rights Agreement dated March 3, 1995, between Ortel Corporation and the American Stock Transfer and Trust Company.
10.1          Employment Agreement, dated September 14, 1990, between Ortel Corporation and          (Note 1)
              Nadav Bar-Chaim.
10.2          1990 Stock Option Plan of Ortel Corporation.                                           (Note 1)
10.3          Form of Indemnification Agreement.                                                     (Note 1)
10.4          Key Shareholders Agreement, dated as of March 26, 1990, among Wim H.J. Selders,        (Note 1)
              Dr. Ury, Dr. Yariv, Dr. Bar-Chaim, Sumitomo Cement Co., Ltd., The Ury Family
              Trust and Ortel Corporation.
10.5          Agreement Concerning Certain Financial and Business Arrangements, dated as of          (Note 1)
              March 26, 1990, between Sumitomo Cement Co., Ltd. and Ortel Corporation.
10.6          1994 Equity Participation Plan of Ortel Corporation.                                   (Note 1)
10.7          Loan Agreement, dated June 2, 1995, between Ortel Corporation and Bank of              (Note 4)
              America.
10.8          Amendment No. 2 dated September 9, 1997, to Loan Agreement dated June 2, 1995,         (Note 5)
              between Ortel Corporation and Bank of America.
10.9          Amendment No. 3 dated August 20, 1998, to Loan Agreement dated June 2, 1995,           (Note 8)
              between Ortel Corporation and Bank of America NT & SA
10.10         Severance Agreement, dated November 9, 1998, between Ortel Corporation and             (Note 8)
              George B. Holmes.
10.11         Severance Agreement dated March 5, 1999, between Ortel Corporation and Roger Hay.      (Note 9)
10.12         Amendment No. 1 dated September 19, 1997, and Amendment No. 2 to the 1994 Equity       (Note 10)
              Participation Plan of Ortel Corporation.
10.13         Severance Agreement dated March 2, 1999, between Ortel Corporation and Stephen         (Note 10)
              K. Workman.
10.14         Employment Agreement dated June 18, 1999, between Ortel Corporation and Stephen        (Note 10)
              R. Rizzone.
10.15         Severance Agreement dated June 19, 1999, between Ortel Corporation and George          (Note 10)
              Pontiakos.
10.16         Agreement dated June 25, 1999, between Ortel Corporation and Wim H. J. Selders.        (Note 10)
10.17         Severance Agreement dated July 30, 1999, between Ortel Corporation and Lyle B.         (Note 11)
              Boarts.
10.18         Severance Agreement and General Release of All Claims dated September 14, 1999,        (Note 12)
              between Ortel Corporation and Douglas H. Morais.
10.19         Stephen R. Rizzone Non-Qualified Stock Option Agreement effective June 18, 1999.
10.20         Addendum dated December 30, 1999, to Agreement dated June 25, 1999, between
              Ortel Corporation and Wim H. J. Selders.

10.21         Stock Option Agreement dated as of February 7, 2000, by and between Ortel              (Note 13)
              Corporation and Lucent Technologies Inc.
10.22         Letter Agreement among Steve Rizzone, Lucent Technologies, Inc. and Ortel
              Corporation dated February 7, 2000.
21.1          Subsidiaries of Ortel Corporation.                                                     (Note 10)
23.1          Consent of KPMG LLP.                                                                   (Note 10)
27.0          Financial Data Schedule.

Note 1        Previously filed by the Registrant in Registration No. 33-79188.
Note 2        Previously filed by the Registrant in its 10-Q filing for the quarter ended January 21, 1995.
Note 3        Previously filed by the Registrant in its 8K filing dated March 26, 1996.
Note 4        Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1996.
Note 5        Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1997.
Note 6        Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1998.
Note 7        Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1998.
Note 8        Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1998.
Note 9        Previously filed by the Registrant in its 10-Q filing for the quarter ended January 31, 1999.
Note 10       Previously filed by the Registrant in its 10-K filing for the year ended April 30, 1999.
Note 11       Previously filed by the Registrant in its 10-Q filing for the quarter ended August 1, 1999.
Note 12       Previously filed by the Registrant in its 10-Q filing for the quarter ended October 31, 1999.
Note 13       Previously filed by the Registrant in its 8-K filing dated February 7, 2000.